Form 10QSB
period 1996-09-30
AURORA ACQUISITIONS INC
filed 1997-09-19
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  --------------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                                84-1189368
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      No  X
                               ----    ----

As of September 30, 1996, 1,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:       Yes     No  X
                                                        ----   ----

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1995, included in the Company's Form 10-SB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     (a) Plan of Operation. Aurora Acquisitions, Inc. (the "Company") was organized under the laws of the State of Colorado to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

     The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

     (b) Liquidity and Capital Resources. At September 30, 1996, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.




                                 Financial Statements

                               AURORA ACQUISITIONS, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                                     BALANCE SHEET

                                        ASSETS
                                                         September 30,      December 31,
                                                             1996              1995
                                                           --------          --------
                                                          (unaudited)        (audited)

CURRENT ASSETS
  Cash .............................................       $    114          $     14
                                                           --------          --------
    Total current assets ...........................            114                14

Organization costs,
net of accumulated amortization
of $933  ...........................................             67               217
                                                           --------          --------

                                                           $    181          $    231
                                                           ========          ========


                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade ..........................       $  3,255          $  2,500
  Accrued expenses .................................            672              --
                                                           --------          --------
    Total current liabilities ......................          3,927             2,500
                                                           --------          --------

Contingency ........................................           --                --

SHAREHOLDERS' DEFICIT
  Preferred stock, 100,000 shares authorized,
  $1.00 par value; none issued or outstanding ......           --                --
  Common stock, 10,000,000 shares authorized,
  $0.01 par value; 1,060,000 shares issued and
  outstanding ......................................         10,600             3,000
  Additional paid-in capital .......................         18,550            17,050
  Deficit accumulated during development stage .....        (32,896)          (22,319)
                                                           --------          --------
     Total shareholders' deficit ...................         (3,746)           (2,269)
                                                           --------          --------

                                                           $    181          $    231
                                                           ========          ========







                                                 AURORA ACQUISITIONS, INC.
                                                 -------------------------
                                               (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                             February 10,
                                                                                                                1992
                                                                                                             (Inception)
                                                   Nine Months Ended               Three Months Ended           Through
                                                      September 30,                   September 30,          September 30,
                                                      -------------                   -------------          -------------
                                                  1996            1995            1996            1995            1996
                                                --------        --------        --------        --------        --------
                                               (unaudited)    (unaudited)                                     (unaudited)

COSTS AND EXPENSES
  General and administrative                    $  7,427        $  1,088        $    938        $  1,028        $ 19,768
  General and administrative, related
   party                                           3,000            --              --              --             8,000
  Amortization                                       150             150              50              50             933
                                                --------        --------        --------        --------        --------
                                                 (10,577)         (1,238)           (988)         (1,078)        (28,701)
NON-OPERATING INCOME
  Gain on forgiveness of debt                       --              --              --              --            10,790

NON-OPERATING EXPENSES
  Interest expense                                  --              --              --              --            (1,846)
  Failed stock offering costs                       --              --              --              --           (13,139)
                                                --------        --------        --------        --------        --------

NET INCOME (LOSS)                               $(10,577)       $ (1,238)       $   (988)       $ (1,078)       $(32,896)
                                                ========        ========        ========        ========        ========















                                                 AURORA ACQUISITIONS. INC.
                                                 -------------------------
                                               (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENT OF SHAREHOLDERS' DEFICIT
                                                        (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                               Additional        During             Total
                                                       Common stock              Paid-in       Development      Shareholders'
                                                  Shares          Amount         Capital          Stage            Deficit
                                                  ------          ------         -------          -----            -------
Common stock issued for cash to
  officers and directors,
  February 10, 1992 (unaudited)                    104,064       $   1,041       $    --         $    --          $   1,041

Common stock issued for cash,
  February 14, 1992 (unaudited)                     32,812             328          12,181            --             12,509

Common stock issued for cash to
  officers and directors,
  February 14, 1992 (unaudited)                     13,124             131           4,869            --              5,000

Net loss for the period
  February 10, 1992 through
  December 31, 1992 (unaudited)                       --              --              --           (22,759)         (22,759)
                                                 ---------       ---------       ---------       ---------        ---------
      BALANCE, December 31, 1992
      (unaudited)                                  150,000           1,500          17,050         (22,759)          (4,209)

Net loss (unaudited)                                  --              --              --            (1,704)          (1,704)
                                                 ---------       ---------       ---------
      BALANCE, December 31, 1993
      (unaudited)                                  150,000           1,500          17,050         (24,463)          (5,913)

Net income                                            --              --              --             3,432            3,432
                                                 ---------       ---------       ---------       ---------        ---------
     BALANCE, December 31, 1994                    150,000           1,500          17,050         (21,031)          (2,481)

Common stock issued for cash to officer
  and director, December 31, 1995                  150,000           1,500            --              --              1,500

Net loss                                              --              --              --            (1,288)          (1,288)
                                                 ---------       ---------       ---------       ---------        ---------
     BALANCE, December 31, 1995                    300,000           3,000          17,050         (22,319)          (2,269)

Common stock issued for cash to officers
  and directors, January 6, 1996                   760,000           7,600            --              --              7,600

Capital contribution, July 1, 1996                    --              --             1,500            --              1,500

Net loss                                              --              --              --           (10,577)         (10,577)
                                                 ---------       ---------       ---------       ---------        ---------

     BALANCE, September 30, 1996                 1,060,000       $  10,600       $  18,550       $ (32,896)       $  (3,746)
                                                 =========       =========       =========       =========        =========







                                                  AURORA ACQUISITIONS INC.
                                                ---------------------------
                                               (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS
                                                                                                              February 10,
                                                                                                                 1992
                                                                                                              (Inception)
                                                 Nine Months Ended               Three Months Ended             Through
                                                   September 30,                    September 30,             September 30,
                                                   -------------                    -------------             -------------
                                              1996              1995            1996             1995              1996
                                            --------          --------        --------         --------         --------
                                           (unaudited)      (unaudited)                                        (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                         $(10,577)        $ (1,238)            (938)          (1,078)        $(32,896)


Transactions not requiring cash:
  Amortization                                   150              150               50               50              933

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses                             1,427             (472)            (612)            (472)           3,813
                                            --------         --------         --------         --------         --------
NET CASH (USED IN)
    OPERATING ACTIVITIES                      (9,000)          (1,560)          (1,500)          (1,500)         (28,150)
                                            --------         --------         --------         --------         --------

INVESTING ACTIVITIES
   Organization costs incurred                  --               --               --               --             (1,000)
                                            --------         --------         --------         --------         --------
NET CASH (USED IN)
    INVESTING ACTIVITIES                        --               --               --               --             (1,000)
                                            --------         --------         --------         --------         --------

FINANCING ACTIVITIES
  Capital contribution                         1,500             --              1,500             --              1,500
  Proceeds from issuance
  of common stock                              7,600            1,500             --              1,500           27,650
                                            --------         --------         --------         --------         --------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       9,100            1,500            1,500            1,500           29,150
                                            --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      100              (60)            --               --               --

Cash and cash equivalents at
  beginning of period                             14               74              114               14              114
                                            --------         --------         --------         --------         --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $    114         $     14         $    114         $     14         $    114
                                            ========         ========         ========         ========         ========





                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AURORA ACQUISITIONS, INC.

                                   /s/  David J. Gregarek
Date: September 18, 1997           ---------------------------------------------
                                   David J. Gregarek, Secretary, Treasurer