Form 10KSB
period 1996-12-31
AURORA ACQUISITIONS INC
filed 1997-09-22
CIK 885544

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended:  December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ________________
                         Commission file number: 0-21025


                           AURORA ACQUISITIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                     84-1189368
 ------------------------------                     ------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                             1050 Seventeenth Street
                                   Suite 1700,
                             Denver, Colorado 80265
                 ----------------------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code   (303) 292-3883
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                            --------------------
                                                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                               Yes             No   X
                                    -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes   X   No
                      -----     -----

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of December 31, 1996, by nonaffiliates of the issuer was $-0-.

As of December 31, 1997, issuer had 1,060,000 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes        No    X
                                                     -----      -----

                                TABLE OF CONTENTS

PART I                                                                    PAGE

      Item  1.    Description of Business ..............................    1
      Item  2.    Description of Property ..............................    6
      Item  3.    Legal Proceedings ....................................    6
      Item  4.    Results of Votes of Security Holders .................    7


PART II

      Item  5.    Market for Common Equity
                  and Related Stockholder Matters ......................    7
      Item  6.    Management's Discussion and Analysis
                  or Plan of Operation .................................    7
      Item  7.    Financial Statements .................................   12
      Item  8.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure ...............   12


PART III

      Item  9.    Directors and Executive Officers Promoters
                  and Control Persons Compliance with Section 16(a)
                  of the Exchange Act ..................................   12
      Item 10.    Executive Compensation ...............................   14
      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management .......................................   15
      Item 12.    Certain Relationships and Related Transactions .......   16


PART IV

      Item 13.    Exhibits and Reports on Form 8-K ......................  16

      Financial Statements ....................................     F-1 to F-12

SIGNATURES ....................................................

                                     PART I

Item 1 - Description of Business
--------------------------------

     Aurora Acquisitions, Inc. (the "Company") was incorporated as "Auburn Enterprises, Inc." under the laws of the State of Colorado on February 10, 1992 and changed its name to Aurora Acquisitions, Inc. on July 21, 1992. The Company was organized as a "blank check/blind pool" company, i.e., one formed for the purpose of creating a vehicle to obtain capital to take advantage of existing business opportunities that may have potential for profit, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Since its organization, the Company has had no revenues from operations or assets other than cash from sales of shares of its Common Stock. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Item 6. Management's Discussion and Analysis of Plan of Operation."

     The proceeds from the initial sales of shares in the Company aggregated only $18,550, substantially all of which has been expended. As of December 31, 1996, the Company's assets consisted of only cash, in the amount of $114 and organization expenses. Also as of December 31, 1996, the Company had an accumulated deficit of $(32,946) and a shareholders' deficit of $(3,796). See the Financial Statements and the notes thereto, included herewith. The Company faces all of the risks inherent in a new business and those risks specifically inherent in the type of business in which the Company proposes to engage, namely, the investigation, and acquisition of business opportunities. In addition, the Company will be limited in its efforts and ability to acquire one or more business opportunities because it has no funds. Although the Company has no plans to raise additional capital prior to the potential acquisition of a business opportunity, it is possible that management may determine that it is necessary to do so. There can be no assurance that the Company will be able to successfully raise any additional funds. The potential business opportunities of the Company have not been selected, and the Board of Directors will have complete discretion in investigating and selecting such opportunities. Therefore, shareholders must rely upon management of the Company to a greater extent than may be the case in other investments.

     Since the organization of the Company, its activities have been limited to the sale of initial shares in connection with its organization and the preparation and filing, in 1992, of a registration statement (the "1992
Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"). The purpose of the preparation and filing of the 1992 Registration Statement was to register for issuance and sale 100,000 units of securities (the "Units"), each Unit consisting of one share of Common Stock, one Class A Warrant to purchase a share of Common Stock, one Class B Warrant to purchase a share of Common Stock, and the shares of Common Stock underlying the Class A Warrants and Class B Warrants. The proposed offering pursuant to the 1992 Registration Statement was anticipated to be a "blank check" offering, in that neither the Company's business nor the use of proceeds from the proposed offering was specified. The 1992 Registration Statement was abandoned by the Company in December, 1993, and none of the Units were issued or sold. Accordingly, the Company was not able to raise from the public the capital it had proposed to raise in order to implement its business plan.

     Mr. David Gregarek was one of the initial shareholders and investors in the Company. After the Company abandoned its offering as noted in the preceding paragraph and former management had failed to take steps to execute the original business plan, Mr. Gregarek indicated to Mr. Jay Boisdrenghien that he was willing to undertake to register the Company under the Securities Exchange Act of 1934, as amended, to attempt to find an appropriate candidate for a "reverse acquisition," to obtain counsel to represent the Company, and to assemble a management team for the Company. Mr. Boisdrenghien, a founder, promoter, and principal shareholder of the Company, agreed to appoint Mr. Gregarek to the

Board of Directors and to bring Mr. Gregarek's proposal before the other members of the Board of Directors for their consideration. Mr. Gregarek asked Schlueter & Associates, P.C. to serve as counsel to the Company and to assist with the Company's registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and with a reverse acquisition if a suitable candidate were found and if satisfactory terms could be negotiated with such a candidate. The former board of directors issued additional shares of stock to Mr. Gregarek, Mr. Delaney, and the wife of the Company's counsel. These shares were issued in exchange for cash, which was used by the Company to pay for completion of the necessary audits for registration under the Exchange Act, fees and expenses of counsel, and other expenses of the Company. As a result of these issuances and the purchase of shares of common stock from several of the original shareholders of the Company, control of the Company has changed. The security ownership of the principal shareholders of the Company and its officers and directors is set forth in Item 11 of this Form 10-KSB.

     The Company is filing this registration statement on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in the issuance of a significant number of additional shares and substantial dilution to present stockholders of the Company. The issuance of such additional shares may be accomplished by the direct action of the Company's Board of Directors without obtaining shareholder approval.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, Schlueter & Associates, P.C., Denver, Colorado, which will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established will unequivocally limit any shareholders' ability to sell their respective securities before such closing.

     The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     Scarcity of and competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     No Agreement for Business Combination or Other Transaction-No Standards for business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Continued Management Control. Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "Management."

     Conflicts of Interest-General. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, or directors or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and l5(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. Additional Common Shares may be issued by the Board of Directors without further action by the Company's shareholders. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. Further, such issuances could reduce the value of the outstanding Common Shares.

     Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Taxation. Federal and state tax consequences will, in all likelihood, be minor considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     Requirement  of  Audited  Financial   Statements  May  Disqualify  Business
Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

     Possible Borrowings to Benefit Management, Promoters, or their Affiliates or Associates. Although management of the Company has no present intention to do so, the Company could borrow funds and use the proceeds therefrom to make payments to the Company's promoters, management or their affiliates or associates. Any such payments would constitute an additional benefit to such persons that is not otherwise available to the other shareholders of the Company.

The Investment Company Act of 1940

     The Company may participate in a business or opportunity by purchasing, trading, or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act provides the definition of an "investment company," which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries, and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze, and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership, or holding of investment securities.

     The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

     The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given the Company's limited resources.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Management - Resumes."

Item 2 - Description of Property
--------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable.

     Prior to January of 1996, the Company operated from the offices of its former president A. Jay Boisdrenghien, on a rent free basis. From January 1996 until June 1996, the Company's Secretary and Treasurer, Mr. David Gregarek provided the Company with office space in his home on a rent free basis. Commencing July 1, 1996, the Company began operating from the offices of its counsel-Schlueter & Associates, P.C. at 1050 Seventeenth Street, Suite 1700, Denver, Colorado 80265. This space is provided to the Company on a rent free basis by Schlueter & Associates, P.C., counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Item 3 - Legal Proceedings
--------------------------

     The Company is not aware of any material pending litigation to which the Company is or may be a party, nor is it aware of any pending or contemplated proceedings against it by governmental authorities. The Company knows of no legal proceedings pending or threatened, or judgments entered against, any director or officer of the Company, or legal proceeding to which any director, officer or security holder of the Company is a party adverse to, or has a material interest adverse to, the Company.

Item 4 - Results of Votes of Security Holders
---------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the substitution of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable.

     Prior to January of 1996, the Company operated from the offices of its former president A. Jay Boisdrenghien, on a rent free basis. From January 1996 until June 1996, the Company's Secretary and Treasurer, Mr. David Gregarek provided the Company with office space in his home on a rent free basis. Commencing July 1, 1996, the Company began operating from the offices of its counsel-Schlueter & Associates, P.C. at 1050 Seventeenth Street, Suite 1700, Denver, Colorado 80265. This space is provided to the Company on a rent free basis by Schlueter & Associates, P.C., counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is expected to be in the form of a proxy or information statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable. Further, the Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Management - Resumes and Blank Check Experience."

     Two of the Company's officers and directors were formerly involved with other "blank check" companies. See "Management - Resumes and Blank Check Experience." The Company's officers and directors may, in the future, become involved with other companies who have a business purpose similar to that of the Company. As a result, additional potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Management - Resumes and Blank Check Experience."

     The Articles of Incorporation of the Company provide that the Company shall possess and may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "the Financial Statements included herewith." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Securities Exchange Act of 1934, as amended (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. With respect to legal matters, each of the officers and directors has engaged Mr. Schlueter to represent them as counsel in the past, and management expects to continue to engage Mr. Schlueter as counsel to the Company. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements, any public offerings, or off-shore offerings under Regulation S adopted under the Securities Act, to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company (i.e., Messrs. David Gregarek and Michael Delaney) and the Company's counsel-Henry F. Schlueter and his wife (collectively the "Lending Parties") have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans. There has been no specific agreement upon a dollar cap of any such loans by the Lending Parties. Further, the Lending Parties recognize that the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. The Lending Parties have agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction. If the prospective merger or acquisition candidate has insufficient capital with which to repay any such loans or advances, or does not want to use its capital to repay any such loans or advances, the Lending Parties may be required to convert such loans or advances into stock. The Lending Parties may under such circumstances agree to convert any such advances or loans into stock in whole or in part rather than being repaid by the acquisition candidate. Further, the Lending Parties may desire to convert such advances or loans into stock, even if the prospective merger or acquisition candidate is willing to repay such loans or advances, in which case the equity ownership of other shareholders would be diluted.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. It is management's present intention to make all reasonable efforts to afford all shareholders of the Company the opportunity to sell their shares upon similar terms and conditions of sale as are negotiated by the officers and directors of the Company for the sale of their own shares. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state securities laws.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a shell company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company' s securities may have a depressive effect on the value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and by personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders. While management of the Company anticipates obtaining the approval of the shareholders of the Company via a Proxy Statement, the effect will be to assure such approval where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Item 7 - Financial Statements
-----------------------------

         Included at pages F-1 to F-12.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     The Company engaged the accounting firm of Causey Demgen & Moore Inc. as its independent certified public accountants in connection with the preparation and filing of the 1992 Registration Statement. During the Company's previous two fiscal years, there were not any disagreements with Causey Demgen & Moore Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As the 1992 Registration Statement was abandoned, the Company has not, since 1992, engaged any independent certified public accountants to audit the Company's financial statements for any purpose until the preparation of this registration statement.

     On February 15, 1995, the Company engaged Cordovano and Company, P.C., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements in connection with the preparation and filing of this registration statement. Neither the Company nor anyone on its behalf has consulted Cordovano and Company, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Officers, Directors, Promoters and Parents

     The officers and directors of the Company are as follows:


                                                                               Tenure as Officer
    Name                         Age              Position(s)                     or Director
    ----                         ---              -----------                  -----------------

Michael J. Delaney                40             President                      January 6, 1996
                                                 and a Director                 to Present

David J. Gregarek                 41             Secretary, Treasurer           January 6, 1996
                                                 and a Director                 Present

Derrin R. Smith, Ph.D.            42             Director                       January 6, 1996
                                                                                to Present


     Messrs. Gregarek, Delaney, Smith, and the Company's legal counsel Henry F. Schlueter and his wife may be deemed to be "promoters" and "parents" of the Company within the meaning of the Rules and Regulations promulgated under the Securities Act.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. Each of the Company's officers and directors is employed and devotes only such time as is available to the business of the Company. Further, there are no family relationships between any director or executive officer and any other director or executive officer.

     Management is not aware of any person, other than the officers and/or directors of the Company and its legal counsel-Henry F. Schlueter, whose activities will be material to the affairs of the Company.

Resumes and Blank Check Experience

     David J. Gregarek has served as Secretary, Treasurer and a Director of the Company since January 6, 1996. Mr. Gregarek is also a Director and principal shareholder of Ferrari Capital, Ltd., a blank check company. On December 15, 1987 Clearview Capital Corporation merged with Arriba Fajita, Inc., an operator of four restaurants in Austin, Texas, and changed its name to Arriba Fajita
Holdings, Inc. Mr. Gregarek resigned from the Board of Directors of Arriba Fajita Holdings, Inc. on June 20, 1988. From January of 1985 through February of 1987, Mr. Gregarek served as a Director of Belleview Capital Corporation. On February 27, 1987, Belleview Capital Corporation acquired and changed its name to Medical Ancillary Services, Inc., a one-call medical services company. From February 1987 through August 1987, when he resigned, Mr. Gregarek served on the Board of Directors of Medical Ancillary Services, Inc. Mr. Gregarek is also a principal shareholder of Huntington Capital Corporation, a company that was formed to acquire other businesses or entities. Mr. Gregarek only devotes such time as is available to the business of the Company.

     Michael J. Delaney has served as President and a Director of the Company since January 6, 1996. Since 1980 Mr. Delaney has been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales, and marketing. Mr. Delaney will devote only such time as is available to the business of the Company.

     Derrin R. Smith Ph.D. has served as a Director of the Company since January 6, 1996. Dr. Smith has over 17 years of experience developing and directing strategic high technology programs and enterprises. This background includes domestic and international (Asia, South America, and Middle East) activities for both government and the private sector. For the last four years Dr. Smith has operated his own private company-DRS Sciences, Inc., which is engaged primarily in providing consulting services in the design and development of computer software and the integration of such software with the hardware platforms utilized by his clients. Prior to commencing active operations of his own company Dr. Smith was employed by M.I.T.R.E. Corporation in various capacities. Dr. Smith is currently providing consulting services to several companies. Dr. Smith will devote only such time as is necessary to the business of the Company.

Conflicts of Interest

     Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. However, the Company's Articles of Incorporation provide that all business opportunities within areas of interest determined from time to time by the board of directors, as evidenced by resolutions appearing in the Company's minutes, that come to the attention of any officer or director of the Company must be promptly disclosed and made available to the Company. This provision limits the fiduciary duties that the officers and directors might otherwise have to offer a broad range of business opportunities to the Company. If the board of directors rejects any opportunity presented to it, any officer or director may then avail himself of that opportunity. These provisions of the Articles of Incorporation do not apply to limit the right of any officer or director to continue an activity or type of business existing prior to the time of delineation of an area of interest.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then paid officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, or directors or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Compliance with Section 16(a) of the Exchange Act

     The Company has received representations from each other person that served during fiscal 1996 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5.


Item 10 - Executive Compensation
--------------------------------

     None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     Except as described below under "Certain Relationships and Related Transactions," the Company paid no cash or non-cash compensation to any officer or director during the fiscal years ended December 31, 1993, 1994, 1995, or 1996.

     The Company has no retirement, pension, profit sharing, stock option or insurance or medical reimbursement plans or programs covering its officers and directors, and does not contemplate implementing any such plans at this time.

     No advances have been made or are contemplated by the Company to any of its officers or directors.


Item 11. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth information with respect to the ownership of the Company's Common Stock, by all officers and directors, individually, all officers and directors as a group, and all beneficial owners of more than ten percent of the Common Stock. Except as otherwise indicated, the following shareholders have sole voting and investment power with respect to the shares.

                                                              Percent
Name and address                     Number of                  of
   of owner                           shares                   Class
----------------                     ---------                -------

David J. Gregarek                     540,000                  50.94%
71 Spyglass Drive
Littleton, Colorado 80123

Derrin Smith                           60,000                   5.66%
3746 East Easter Circle S.
Littleton, Colorado  80122

Michael J. Delaney                     10,000                   0.09%
P.O. Box 890261
Temecula, CA 92589

Sandra Schlueter(1)                   280,208                  26.43%
6711 S. Clayton Way
Littleton, CO 80122

All officers and directors            610,000                  57.54%
as a group (three persons)

-----------------------

(1 Sandra Schlueter is the wife of the Company's legal counsel, Henry F. Schlueter, and is the holder of 280,208 shares of the Company's Common Stock. Mr. Schlueter may be deemed to be the beneficial owner of these shares.

     There  are  no  outstanding  options,   warrants,  or  rights  to  purchase
securities from the Company, and the balance of the Company's shares are held by 6 persons.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     On January 6, 1996, the Company issued and sold 510,000 shares of its $.01 par value common stock to two officers and directors of the Company in exchange for $5,100. In addition, the Company issued 250,000 shares of its $.01 par value common stock to the wife of the Company's legal counsel in exchange for $2,500 in cash. During the six months ended June 30, 1996, the Company paid A. Jay Boisdrenghien, the Company's former president, $3,000 for consulting services rendered to the Company. In addition, the Company paid the law firm of Schlueter & Associates, P.C. a retainer of $2,000. During the period ended December 31, 1995, the Company's former president A. Jay Boisdrenghien paid an expense for the Company totaling $1,500 in consideration for the issuance of 150,000 shares of its $.01 par value common stock. See "Recent Sales of Unregistered Securities" below. During 1996, a principal shareholder of the Company paid an expense of the Company in the amount of $1,500, which has been reflected as a contribution to capital in the Company's financial statements.

     From March 1992 until January 1993, the Company had a lease arrangement with its former President, A. Jay Boisdrenghien, providing for the rental of a portion of his business office as a temporary office for the Company, for $300.00 per month. During the year ended December 31, 1993, the president forgave $2,417 due to him by the Company for rental payments and other related expenses. The Company has no outstanding obligations under this lease. This lease cannot be considered the result of arm's length negotiations. However, management of the Company believes that the rent for its office and facilities was no higher than that which the Company would have been required to pay to unaffiliated parties for comparable facilities in the same locale. The Company is currently receiving office space and clerical services on a rent-free basis from its counsel-Schlueter & Associates, P.C. The Company does not anticipate changing this arrangement until the Company is able to conclude a merger or acquisition.

     During 1992, the Company paid $5,000 to a shareholder as compensation for services provided in organizational and fund-raising activities.

     Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Financial Statements

     The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-12) are filed as part of this Annual Report.

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K.

                            AURORA ACQUISITIONS. INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements




                                                                        Page

Independent auditors' report                                             F-2

Balance sheet, as of December 31, 1996                                   F-3

Statements of operations, for the years ended
   December 31, 1996 and 1995, and from February 10,
   1992 (inception) through December 31, 1996 (unaudited)                F-4

Statements of shareholders' equity, February 10, 1992
   (inception) through December 31, 1996 (unaudited)                     F-5

Statements of cash flows,  for the years ended
 December 31, 1996 and 1995,  and from February 10,
   1992 (inception) through December 31, 1996 (unaudited)                F-6

Summary of significant accounting policies                               F-8

Notes to financial statements                                            F-9

Board of Directors
Aurora Acquisitions, Inc.


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Aurora Acquisitions, Inc. (a development stage company) as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the period ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Acquisitions, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has suffered recurring losses from development stage activities and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note G. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.




Cordovano and Company, P.C.
Denver, Colorado
February 28, 1997

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 1996


                                     ASSETS

CURRENT ASSETS
  Cash ...........................................................     $    114
                                                                       --------
                TOTAL CURRENT ASSETS .............................          114

Organization costs, net of accumulated
    amortization of $983 .........................................           17
                                                                       --------

                                                                       $    131
                                                                       ========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade ........................................     $  3,255
  Accrued expenses ...............................................          672
                                                                       --------
                TOTAL CURRENT LIABILITIES ........................        3,927
                                                                       --------

Contingency (Note G) .............................................         --

SHAREHOLDERS' DEFICIT (Note D)
  Preferred stock, 100,000 shares authorized, $1.00 par
    value; none issued or outstanding ............................         --
 Common stock, 10,000,000 shares authorized, $0.01 par
    value; 1,060,000 shares issued and outstanding ...............       10,600
 Additional paid-in capital ......................................       18,550
 Deficit accumulated during development stage ....................      (32,946)
                                                                       --------
                TOTAL SHAREHOLDERS' DEFICIT ......................       (3,796)
                                                                       --------

                                                                       $    131
                                                                       ========



           See accompanying summary of significant accounting policies and notes to financial statements.

                                          AURORA ACQUISITIONS. INC.
                                          -------------------------
                                        (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENTS OF OPERATIONS

                                                                                              February 10,
                                                                                                 1992
                                                          Years Ended                         (Inception)
                                                          December 31,                          Through
                                            -------------------------------------             December 31,
                                                 1996                     1995                    1996
                                                                                              ------------
                                                                                               (unaudited)
COSTS AND EXPENSES
  General and administrative                $      7,427             $      1,088             $     19,768
  General and administrative,
   related party (Note B)                          3,000                     --                      8,000
  Amortization                                       200                      200                      983
                                            ------------             ------------             ------------
                                                 (10,627)                  (1,288)                 (28,751)

NON-OPERATING INCOME
  Gain on forgiveness of debt
   of debt (Notes B&E)                              --                       --                     10,790

NON-OPERATING EXPENSES
  Interest expense                                  --                       --                     (1,846)
  Failed stock offering costs
   (Note A)                                         --                       --                    (13,139)
                                            ------------             ------------             ------------

              NET LOSS                      $    (10,627)            $     (1,288)            $    (32,946)
                                            ============             ============             ============



Weighted average shares
  outstanding                                 10,600,000               10,600,000               10,600,000
                                            ============             ============             ============



Net income (loss) per
  share                                     $          *             $          *             $          *
                                            ============             ============             ============

* Less than $.01





                         See accompanying summary of significant accounting policies and notes to financial statements.











                                                    AURORA ACQUISITIONS. INC.
                                                    -------------------------
                                                  (A DEVELOPMENT STAGE COMPANY)

                                               STATEMENT OF SHAREHOLDERS' DEFICIT
                                                          (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional        During           Total
                                                       Common stock              Paid-in       Development      Shareholders'
                                                 Shares             Amount       Capital          Stage           Deficit
                                                 ---------       ---------       ---------      ---------        ---------
Common stock issued for cash to
  officers and directors,
  February 10, 1992 (unaudited)                    104,064       $   1,041       $    --         $    --          $   1,041

Common stock issued for cash,
  February 14, 1992 (unaudited)                     32,812             328          12,181            --             12,509

Common stock issued for cash to
  officers and directors,
  February 14, 1992 (unaudited)                     13,124             131           4,869            --              5,000

Net loss for the period
  February 10, 1992 through
  December 31, 1992 (unaudited)                       --              --              --           (22,759)         (22,759)
                                                 ---------       ---------       ---------       ---------        ---------
      BALANCE, December 31, 1992
      (unaudited)                                  150,000           1,500          17,050         (22,759)          (4,209)

Net loss (unaudited)                                  --              --              --            (1,704)          (1,704)
                                                                                 ---------       ---------        ---------
      BALANCE, December 31, 1993
      (unaudited)                                  150,000           1,500          17,050         (24,463)          (5,913)

Net income                                            --              --              --             3,432            3,432
                                                 ---------       ---------       ---------       ---------        ---------
     BALANCE, December 31, 1994                    150,000           1,500          17,050         (21,031)          (2,481)

Common stock issued for cash to officer
  and director, December 31, 1995                  150,000           1,500            --              --              1,500

Net loss                                              --              --              --            (1,288)          (1,288)
                                                 ---------       ---------       ---------       ---------        ---------
     BALANCE, December 31, 1995                    300,000           3,000          17,050         (22,319)          (2,269)

Common stock issued for cash to officers
  and directors, January 6, 1996                   760,000           7,600            --              --              7,600

Capital contribution, July 1, 1996
(Note B)                                              --              --             1,500            --              1,500

Net loss                                              --              --              --           (10,627)         (10,627)
                                                 ---------       ---------       ---------       ---------        ---------

     BALANCE, December 31, 1996                  1,060,000       $  10,600       $  18,550       $ (32,946)       $  (3,796)
                                                 =========       =========       =========       =========        =========


            See accompanying summary of significant accounting policies and notes to financial statements.



                                                              F-5





                                       AURORA ACQUISITIONS INC.
                                       ------------------------
                                     (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF CASH FLOWS
                                                                                             February 10,
                                                                                                1992
                                                                                             (Inception)
                                                           Years Ended                         Through
                                                           December 31,                      December 31,
                                                 -------------------------------                1996
                                                    1996                  1995               ------------
                                                                                             (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                              $(10,627)              $ (1,288)              $(32,946)


Transactions not requiring cash:
  Amortization                                        200                    200                    983

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses                                  1,427                   (472)                 3,927
                                                 --------               --------               --------
            NET CASH (USED IN)
             OPERATING ACTIVITIES                  (9,000)                (1,560)               (28,036)
                                                 --------               --------               --------

INVESTING ACTIVITIES Organization
  costs incurred                                     --                     --                   (1,000)
                                                 --------               --------               --------
            NET CASH (USED IN)
             INVESTING ACTIVITIES                    --                     --                   (1,000)
                                                 --------               --------               --------

FINANCING ACTIVITIES
  Capital contribution                              1,500                   --                    1,500
  Proceeds from issuance
  of common stock (Note B)                          7,600                  1,500                 27,650
                                                 --------               --------               --------
            NET CASH PROVIDED BY
             FINANCING ACTIVITIES                   9,100                  1,500                 29,150
                                                 --------               --------               --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                           100                    (60)                   114

Cash and cash equivalents at
  beginning of period                                  14                     74                   --
                                                 --------               --------               --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $    114               $     14               $    114
                                                 ========               ========               ========



                        See accompanying summary of significant accounting policies and notes to financial statements.



                                                  F-6



                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                    February 10,
                                                                         1992
                                             Years Ended            (Inception)
                                             December 31,              Through
                                      --------------------------    December 31,
                                        1996              1995           1996
                                                                      ---------
                                                                     (unaudited)

 SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest                          $      -        $      -         $      -
    Income taxes                      $      -        $      -         $      -








           See accompanying summary of significant accounting policies and notes to financial statements.

                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                December 31, 1996


Development stage company

Aurora Acquisitions, Inc. is in the development stage and its financial statements are prepared in accordance with the applicable provision of Statements of Financial Accounting Standard No. 7 "Accounting and Reporting for Development Stage Enterprises".

Cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Organization costs

Organization costs have been capitalized and are being amortized over five years using the straight-line method beginning in February 1992.

Net income (loss)  per share

Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission. Such rules require that any shares sold at a nominal value prior to a public offering, should be considered outstanding for all periods presented.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements.

Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

Note A:   Nature of organization
          ----------------------

          Aurora Acquisitions, Inc. (the Company) was incorporated in Colorado on February 10, 1992, for the purposes of obtaining capital to take advantage of business opportunities which have potential for profit. The Company is currently a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Since inception, the Company has been engaged primarily in organizational and fund raising activities.

          During the period ended February 10, 1992 through December 31, 1992, the Company proposed to file a registration statement in connection with the proposed sale of its common stock. Subsequently, the Company abandoned its effort to register and sell the common stock. Costs of $13,139, incurred in connection with the proposed offering, were charged to expense and included in the accompanying financial statements under failed stock offering costs.

Note B:   Related party transactions
          --------------------------

          The Company utilized office space on a rent-free basis from its president until January 1996. From January 1996 until June 1996 the Company's Secretary/Treasurer provided the Company office space in his home on a rent-free basis. Since July 1, 1996, the Company's counsel has provided the Company with office space on a rent-free basis. It is not anticipated that this arrangement will change until the Company successfully concludes a merger or acquisition.

          During the year ended December 31, 1996, a principal shareholder paid an expense for the Company totalling $1,500. The $1,500 capital contribution is reflected in the accompanying financial statements as additional paid-in capital.

          During 1996, the Company paid $3,000 to a shareholder for consulting services. The $3,000 is included in the accompanying financial statements under general and administrative expenses, related party.

          During the year ended December 31, 1995, a principal shareholder paid an expense for the Company totalling $1,500 in consideration for 150,000 shares of common stock.

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

Note B:   Related party transactions. continued
          -------------------------------------

          The Company's Board of Directors passed a resolution on March 9, 1992, in which the Company would lease office space and clerical services from the President of the Company at a cost of $300 per month from February 1992 through January 1993. During the year ended December 31, 1993, the president forgave $2,417 due to him by the Company for rental payments and other related expenses. This arrangement terminated in January 1996. The Company is currently receiving office space and clerical services on a rent-free basis from its counsel. The Company does not anticipate changing this arrangement until the Company is able to conclude a merger or acquisition.

          During 1992, the Company paid $5,000 to a shareholder as compensation for services provided in organizational and fund-raising activities. The $5,000 is included in the accompanying financial statements under general and administrative expenses, related party.

Note C:   Income taxes
          ------------

          At December 31, 1996 and 1995, deferred taxes consisted of the following:

                                                       December 31,
                                               ---------------------------
                                                  1996              1995
                                                  ----              ----
          Deferred tax asset,
           Net operating loss carryforward     $   4,372         $   3,008

          Valuation allowance                     (4,372)           (3,008)
                                               ---------         ---------
           Net deferred taxes                  $     -           $      -
                                               =========         =========

          The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The loss carryforwards may not be available to the Company should its ownership change substantially.

          The Company has available, as of December 31, 1996, unused Federal and State operating loss carryforwards of approximately $29,150 and $29,150, respectively, which expire through the years 2011 and 2011, respectively.

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONCLUDED

                                December 31, 1996

Note D:   Shareholders' deficit
          ---------------------

          Preferred stock
          ---------------

          The Company is authorized to issue 100,000 shares of $1.00 par value preferred stock. Preferred stock shareholders receive no cumulative voting or preemptive rights. No preferred stock had been issued at December 31, 1996.

          Common Stock
          ------------

          The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock. Common stock shareholders receive one vote for each outstanding share but receive no cumulative voting or preemptive rights.

Note E:   Forgiveness of debt
          -------------------

          In addition to the $2,417 forgiven by the president (see Note B), during the year ended December 31, 1993, $3,165 was forgiven for legal expenses by the attorneys for the Company. Certain payment to the attorneys by the Company was contingent on the success of the Company's public stock offering.

          During the year ended December 31, 1994, the former accountants of the Company signed a note agreeing to accept $2,500 as full payment for their services. The note reduced the amount owed by the Company by $5,208, $3,362 for accounting services and $1,846 in accrued interest on the debt. The $5,208 is included in the accompanying financial statements as gain on forgiveness of debt.

Note F:   Change of Control
          -----------------

          If the Company is successful in its effort to merge with or acquire an existing privately held company, the majority of the controls of the Company may rest with the former shareholders of the merged or acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.

                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONCLUDED

                                December 31, 1996

Note G:   Going concern
          -------------

          As of December 31, 1996, the Company had continuing losses from operations and a deficit in working capital. Management is evaluating a plan to raise working capital and search for and consummate a merger with or acquisition of, a private company. There is no assurance that a suitable candidate will be found.

          Various shareholders inject cash into the Company, as needed, to pay for operating expenses. Management plans to continue this arrangement until such time as a merger or acquisition, if ever, is consummated.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AURORA ACQUISITIONS, INC.



Date:  September 19, 1997                By:    /s/ Michael J. Delaney
       ------------------                       --------------------------------
                                                Michael J. Delaney, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 19, 1997                By:    /s/ Michael J. Delaney
       ------------------                       --------------------------------
                                                Michael J. Delaney, President


Date:  September 19, 1997                By:   /s/ David J. Gregarek
       ------------------                      ---------------------------------
                                               David J. Gregarek, Secretary,
                                                Treasurer, and a Director


Date:  September 19, 1997                By:   /s/ Derrin R. Smith
       ------------------                      ---------------------------------
                                               Director