Form 10QSB
period 1997-03-31
AURORA ACQUISITIONS INC
filed 1997-09-23
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         -----------  -----------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-1189368
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes         No  X
                                 -----      -----

As of March 31, 1997, 1,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1996, included in the Company's Form 10-KSB.

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

     (b) Liquidity and Capital Resources. At March 31, 1997, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                                Financial Statements

                              AURORA ACQUISITIONS, INC.
                              -------------------------
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEET


                                       ASSETS

                                                    March 31,       December 31,
                                                      1997              1996
                                                    --------          --------
                                                   (unaudited)        (audited)
CURRENT ASSETS
  Cash                                              $    114          $    114
                                                    --------          --------
    Total current assets                                 114               114

Organization costs,
net of accumulated amortization
 of $983 at December 31, 1996,
 and $1,000 at March 31, 1997                           --                  17
                                                    --------          --------

                                                    $    114          $    131
                                                    ========          ========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade                           $  3,255          $  3,255
  Accrued expenses                                       672               672
                                                    --------          --------
    Total current liabilities                          3,927             3,927
                                                    --------          --------

Contingency                                             --                --

SHAREHOLDERS' DEFICIT
  Preferred stock, 100,000 shares authorized,
  $1.00 par value; none issued or outstanding           --                --
  Common stock, 10,000,000 shares authorized,
  $0.01 par value; 1,060,000 shares issued and
  outstanding                                         10,600            10,600
  Additional paid-in capital                          18,550            18,550
  Deficit accumulated during development stage       (32,963)          (32,946)
                                                    --------          --------
     Total shareholders' deficit                      (3,813)           (3,796)
                                                    --------          --------

                                                    $    114          $    131
                                                    ========          ========

                            AURORA ACQUISITIONS, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    February 10,
                                                                         1992
                                                                     (Inception)
                                                Three Months Ended     Through
                                                     March 31,         March 31,
                                                     ---------         --------
                                                 1997        1996        1997
                                              --------     --------    --------
                                             (unaudited) (unaudited) (unaudited)

COSTS AND EXPENSES
  General and administrative                  $   --       $   --      $ 19,768
  General and administrative, related
   party                                          --           --         8,000
  Amortization                                      17           50       1,000
                                              --------     --------    --------
                                                   (17)         (50)    (28,768)
NON-OPERATING INCOME
  Gain on forgiveness of debt                     --           --        10,790

NON-OPERATING EXPENSES
  Interest expense                                --           --        (1,846)
  Failed stock offering costs                     --           --       (13,139)
                                              --------     --------    --------

NET INCOME (LOSS)                             $    (17)    $    (50)   $(32,963)
                                              ========     ========    ========




                                                 AURORA ACQUISITIONS. INC.
                                                 -------------------------
                                               (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENT OF SHAREHOLDERS' DEFICIT
                                                        (unaudited)

                                                                                                 Deficit
                                                                                                 Accumulated
                                                                                 Additional       During            Total
                                                        Common stock              Paid-in        Development     Shareholders'
                                                    Shares         Amount         Capital          Stage           Deficit
                                                 ----------      ----------      ----------      ----------      ----------
Common stock issued for cash to
  officers and directors,
  February 10, 1992 (unaudited)                     104,064      $    1,041      $     --        $     --         $    1,041

Common stock issued for cash,
  February 14, 1992 (unaudited)                      32,812             328          12,181            --             12,509

Common stock issued for cash to
  officers and directors,
  February 14, 1992 (unaudited)                      13,124             131           4,869            --              5,000

Net loss for the period
  February 10, 1992 through
  December 31, 1992 (unaudited)                        --              --              --           (22,759)         (22,759)
                                                 ----------      ----------      ----------      ----------       ----------
      BALANCE, December 31, 1992
      (unaudited)                                   150,000           1,500          17,050         (22,759)          (4,209)

Net loss (unaudited)                                   --              --              --            (1,704)          (1,704)
                                                 ----------      ----------       ----------
      BALANCE, December 31, 1993
      (unaudited)                                   150,000           1,500          17,050         (24,463)          (5,913)

Net income                                             --              --              --             3,432            3,432
                                                 ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1994                     150,000           1,500          17,050         (21,031)          (2,481)

Common stock issued for cash to officer
  and director, December 31, 1995                   150,000           1,500            --              --              1,500

Net loss                                               --              --              --            (1,288)          (1,288)
                                                 ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1995                     300,000           3,000          17,050         (22,319)          (2,269)

Common stock issued for cash to officers
  and directors, January 6, 1996                    760,000           7,600            --              --              7,600

Capital contribution, July 1, 1996                     --              --             1,500            --              1,500

Net loss                                               --              --              --           (10,627)         (10,627)
                                                 ----------      ----------      ----------      ----------       ----------

     BALANCE, December 31, 1996                   1,060,000      $   10,600      $   18,550      $  (32,946)      $   (3,796)

Net Loss                                               --              --              --               (17)             (17)
                                                 ----------      ----------      ----------      ----------       ----------
     BALANCE, March 31, 1997                     $1,060,000      $   10,600      $   18,550      ($  32,963)      ($   3,813)
                                                 ==========      ==========      ==========      ==========       ==========








                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                    February 10,
                                                                         1992
                                                                     (Inception)
                                            Three Months Ended         Through
                                                  March 31,            March 31,
                                                  ---------            --------
                                             1997          1996          1997
                                           --------      --------      --------
                                          (unaudited)  (unaudited)   (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                        $    (17)          (50)     $(32,963)


Transactions not requiring cash:
  Amortization                                   17            50         1,000

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses                             --            --           3,927
                                           --------      --------      --------
NET CASH (USED IN)
    OPERATING ACTIVITIES                       --            --         (28,036)
                                           --------      --------      --------

INVESTING ACTIVITIES
   Organization costs incurred                 --            --          (1,000)
                                           --------      --------      --------
NET CASH (USED IN)
    INVESTING ACTIVITIES                       --            --          (1,000)
                                           --------      --------      --------

FINANCING ACTIVITIES
  Capital contribution                         --            --           1,500
  Proceeds from issuance
  of common stock                              --            --          27,650
                                           --------      --------      --------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       --            --          29,150
                                           --------      --------      --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    --            --             114

Cash and cash equivalents at
  beginning of period                           114            14          --
                                           --------      --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    114      $     14      $    114
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

     (a) Exhibits
     ------------

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K
     -----------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AURORA ACQUISITIONS, INC.


                                   /s/  David J. Gregarek
Date: September 22, 1997           ---------------------------------------------
                                   David J. Gregarek, Secretary, Treasurer