Form 10QSB
period 1997-06-30
AURORA ACQUISITIONS INC
filed 1997-09-23
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ----------  ----------

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

As of June 30, 1997, 1,060,000 shares of common stock were outstanding.

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

     (b) Liquidity and Capital Resources. At June 30, 1997, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                              Financial Statements

                            AURORA ACQUISITIONS, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                          June 30,  December 31,
                                                           1997          1996
                                                         --------      --------
                                                       (unaudited)     (audited)
CURRENT ASSETS
  Cash                                                   $    114      $     14
                                                         --------      --------
    Total current assets                                      114            14

Organization costs,
net of accumulated amortization
of $983 at December 31, 1996,
 and $1,000 at June 30, 1997                                 --              17
                                                         --------      --------

                                                         $    114      $    131
                                                         ========      ========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade                                $  3,255      $  3,255
  Accrued expenses                                            672           672
                                                         --------      --------
    Total current liabilities                               3,927         3,927
                                                         --------      --------

Contingency                                                  --            --

SHAREHOLDERS' DEFICIT
  Preferred stock, 100,000 shares authorized,
  $1.00 par value; none issued or outstanding                --            --
  Common stock, 10,000,000 shares authorized,
  $0.01 par value; 1,060,000 shares issued and
  outstanding                                              10,600        10,600
  Additional paid-in capital                               18,550        18,550
  Deficit accumulated during development stage            (32,963)      (32,946)
                                                         --------      --------
     Total shareholders' deficit                           (3,813)       (3,796)
                                                         --------      --------

                                                         $    114      $    131
                                                         ========      ========



                                            AURORA ACQUISITIONS, INC.
                                            -------------------------
                                          (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                         February 10,
                                                                                                            1992
                                                                                                         (Inception)
                                             Six Months Ended              Three Months Ended              Through
                                                June 30,                         June 30,                  June 30,
                                         1997             1996             1997             1996             1997
                                       --------         --------         --------         --------         --------
                                     (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)

COSTS AND EXPENSES
  General and administrative           $   --           $  6,489         $   --           $  6,489         $ 19,768
  General and administrative,
   related party                           --              3,000             --              3,000            8,000
  Amortization                               17              100             --                 50            1,000
                                       --------         --------         --------         --------         --------
                                            (17)          (9,589)            --             (9,539)         (28,768)
NON-OPERATING INCOME
  Gain on forgiveness of debt              --               --               --               --             10,790

NON-OPERATING EXPENSES
  Interest expense                         --               --               --               --             (1,846)
  Failed stock offering costs              --               --               --               --            (13,139)
                                       --------         --------         --------         --------         --------

NET INCOME (LOSS)                      $    (17)        $ (9,589)        $   --           $ (9,539)        $(32,963)
                                       ========         ========         ========         ========         ========
















                                                AURORA ACQUISITIONS. INC.
                                                -------------------------
                                              (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENT OF SHAREHOLDERS' DEFICIT
                                                       (UNAUDITED)

                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional       During             Total
                                                     Common stock              Paid-in       Development      Shareholders'
                                                Shares          Amount         Capital          Stage            Deficit
                                              ----------      ----------      ----------      ----------       ----------
Common stock issued for cash to
  officers and directors,
  February 10, 1992 (unaudited)                  104,064      $    1,041      $     --        $     --         $    1,041

Common stock issued for cash,
  February 14, 1992 (unaudited)                   32,812             328          12,181            --             12,509

Common stock issued for cash to
  officers and directors,
  February 14, 1992 (unaudited)                   13,124             131           4,869            --              5,000

Net loss for the period
  February 10, 1992 through
  December 31, 1992 (unaudited)                     --              --              --           (22,759)         (22,759)
                                              ----------      ----------      ----------      ----------       ----------
      BALANCE, December 31, 1992
      (unaudited)                                150,000           1,500          17,050         (22,759)          (4,209)

Net loss (unaudited)                                --              --              --            (1,704)          (1,704)
                                              ----------      ----------      ----------
      BALANCE, December 31, 1993
      (unaudited)                                150,000           1,500          17,050         (24,463)          (5,913)

Net income                                          --              --              --             3,432            3,432
                                              ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1994                  150,000           1,500          17,050         (21,031)          (2,481)

Common stock issued for cash to officer
  and director, December 31, 1995                150,000           1,500            --              --              1,500

Net loss                                            --              --              --            (1,288)          (1,288)
                                              ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1995                  300,000           3,000          17,050         (22,319)          (2,269)

Common stock issued for cash to officers
  and directors, January 6, 1996                 760,000           7,600            --              --              7,600

Capital contribution, July 1, 1996                  --              --             1,500            --              1,500

Net loss                                            --              --              --           (10,627)         (10,627)
                                              ----------      ----------      ----------      ----------       ----------

     BALANCE, December 31, 1996                1,060,000      $   10,600      $   18,550      $  (32,946)      $   (3,790)

Net Loss                                            --              --              --               (17)             (17)
                                              ----------      ----------      ----------      ----------       ----------
     BALANCE, June 30, 1997                   $1,060,000      $   10,600      $   18,550      ($  32,963)      ($   3,813)
                                              ==========      ==========      ==========      ==========       ==========









                                               AURORA ACQUISITIONS INC.
                                               ------------------------
                                            (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS
                                                                                                         February 10,
                                                                                                             1992
                                                                                                          (Inception)
                                             Six Months Ended                 Three Months Ended            Through
                                                  June 30,                         June 30,                 June 30,
                                           1997             1996             1997            1996             1997
                                         --------         --------         --------        --------         --------
                                       (unaudited)      (unaudited)      (unaudited)     (unaudited)      (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                      $    (17)        $ (9,589)            --            (9,539)        $(32,963)


Transactions not requiring cash:
  Amortization                                 17              100             --                50            1,000

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses                           --             (1,989)            --            (1,989)           3,927
                                         --------         --------         --------        --------         --------
NET CASH (USED IN)
    OPERATING ACTIVITIES                     --             (7,500)            --            (7,500)         (28,036)
                                         --------         --------         --------        --------         --------

INVESTING ACTIVITIES
   Organization costs incurred               --               --               --              --             (1,000)
                                         --------         --------         --------        --------         --------
NET CASH (USED IN)
    INVESTING ACTIVITIES                     --               --               --              --             (1,000)
                                         --------         --------         --------        --------         --------

FINANCING ACTIVITIES
  Capital contribution                       --               --               --              --              1,500
  Proceeds from issuance
  of common stock                            --              7,600             --             7,600           27,650
                                         --------         --------         --------        --------         --------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                     --              7,600             --             7,600           29,150
                                         --------         --------         --------        --------         --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  --                100             --               100              114

Cash and cash equivalents at
  beginning of period                         114               14              114              14             --
                                         --------         --------         --------        --------         --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    114         $    114         $    114        $    114         $    114
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