Form 10QSB
period 1997-09-30
AURORA ACQUISITIONS INC
filed 1997-11-17
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended:  September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ---------------      ---------------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                    84-1189368
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                                 --------------
                           (Issuer's telephone number)


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
Yes      No   X
    ---      ---

As of September 30, 1997, 1,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ---     ---

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1996, included in the Company's Form 10-SB.

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

     (b) Liquidity and Capital Resources. At September 30, 1997, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                              Financial Statements

                            AURORA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS
                                                    September 30,  December 31,
                                                        1997          1996
                                                      ---------      -------
                                                     (unaudited)    (audited)
CURRENT ASSETS
  Cash                                                $    114      $    114
                                                      --------      --------
    Total current assets                                   114           114

Organization costs, net of accumulated
   amortization of $983 at December 31, 1996
   and $1,000 at September 30, 1977)                      --              17
                                                      --------      --------

                                                      $    114      $    131
                                                      ========      ========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade                             $  3,255      $  3,255
  Accrued expenses                                       1,821           672
                                                      --------      --------
    Total current liabilities                            5,076         3,927

Contingency                                               --            --

SHAREHOLDERS' DEFICIT
  Preferred stock, 100,000 shares authorized,
  $1.00 par value; none issued or outstanding             --            --
  Common stock, 10,000,000 shares authorized,
  $0.01 par value; 1,060,000 shares issued and
  outstanding                                           10,600        10,600
  Additional paid-in capital                            18,550        18,550
  Deficit accumulated during development stage         (34,112)      (32,946)
                                                      --------      --------
     Total shareholders' deficit                        (4,962)       (3,796)

                                                      $    114      $    131
                                                      ========      ========


                                             AURORA ACQUISITIONS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                                          February 10,
                                                                                                             1992
                                                Nine Months Ended               Three Months Ended        (Inception)
                                                   September 30,                  September 30,             Through
                                             ------------------------        ------------------------     September 30,
                                               1997           1996             1997            1996          1997
                                               ----           ----             ----            ----          ----
                                           (unaudited)     (unaudited)                                    (unaudited)

COSTS AND EXPENSES
  General and administrative                 $  1,149        $  7,427        $  1,149        $    938        $ 20,917
  General and administrative, related
   party                                         --             3,000            --              --             8,000
  Amortization                                     17             150            --                50           1,000
                                             --------        --------        --------        --------        --------
                                               (1,166)        (10,577)         (1,149)           (988)        (29,917)
NON-OPERATING INCOME
  Gain on forgiveness of debt                    --              --              --              --            10,790

NON-OPERATING EXPENSES
  Interest expense                               --              --              --              --            (1,846)
  Failed stock offering costs                    --              --              --              --           (13,139)
                                             --------        --------        --------        --------        --------

NET INCOME (LOSS)                            $ (1,166)       $(10,577)       $ (1,149)       $   (988)       $(34,112)
                                             ========        ========        ========        ========        ========










                                                         -3-





                                              AURORA ACQUISITIONS. INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENT OF SHAREHOLDERS' DEFICIT
                                                     (UNAUDITED)

                                                                                           Deficit
                                                                                          Accumulated
                                                                          Additional        During            Total
                                                  Common stock             Paid-in        Development     Shareholders'
                                              Shares        Amount         Capital           Stage           Deficit
                                              ----------------------       -------           -----           -------
Common stock issued for cash to
  officers and directors,
  February 10, 1992 (unaudited)              104,064      $    1,041       $    --        $     --         $    1,041

Common stock issued for cash,
  February 14, 1992 (unaudited)               32,812             328          12,181            --             12,509

Common stock issued for cash to
  officers and directors,
  February 14, 1992 (unaudited)               13,124             131           4,869            --              5,000

Net loss for the period
  February 10, 1992 through
  December 31, 1992 (unaudited)                 --              --              --           (22,759)         (22,759)
                                          ----------      ----------      ----------      ----------       ----------
      BALANCE, December 31, 1992
      (unaudited)                            150,000           1,500          17,050         (22,759)          (4,209)

Net loss (unaudited)                            --              --              --            (1,704)          (1,704)
                                          ----------      ----------       ----------     ----------       ----------
      BALANCE, December 31, 1993
      (unaudited)                            150,000           1,500          17,050         (24,463)          (5,913)

Net income                                      --              --              --             3,432            3,432
                                          ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1994              150,000           1,500          17,050         (21,031)          (2,481)

Common stock issued for cash to officer
  and director, December 31, 1995            150,000           1,500            --              --              1,500

Net loss                                        --              --              --            (1,288)          (1,288)
                                          ----------      ----------      ----------      ----------       ----------
     BALANCE, December 31, 1995              300,000           3,000          17,050         (22,319)          (2,269)

Common stock issued for cash to officers
  and directors, January 6, 1996             760,000           7,600            --              --              7,600

Capital contribution, July 1, 1996              --              --             1,500            --              1,500

Net loss                                        --              --              --           (10,627)         (10,627)
                                          ----------      ----------      ----------      ----------       ----------

     BALANCE, December 31, 1996            1,060,000      $   10,600      $   18,550      $  (32,946)      $   (3,796)

Net Loss                                        --              --              --            (1,166)          (1,166)
                                                                          ----------      ----------       ----------
     BALANCE, September  30, 1997         $1,060,000      $   10,600      $   18,550      ($  34,112)      ($   4,962)
                                          ==========      ==========      ==========      ==========       ==========




                                                     -4-

                                                  AURORA ACQUISITIONS INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                               STATEMENTS OF CASH FLOWS
                                                                                                          February 10,
                                                                                                             1992
                                             Nine Months Ended                  Three Months Ended         (Inception)
                                               September 30,                      September 30,             Through
                                        -------------------------          -------------------------      September 30,
                                          1997             1996               1997             1996           1997
                                          ----             ----               ----             ----           ----
                                       (unaudited)      (unaudited)                                        (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                      $ (1,166)        $(10,577)        $ (1,149)        $   (938)        $(34,112)

Transactions not requiring cash:
  Amortization                                 17              150             --                 50            1,000

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses                          1,149            1,427            1,149             (612)           5,076
                                         --------         --------         --------         --------         --------
NET CASH (USED IN)
    OPERATING ACTIVITIES                     --             (9,000)            --             (1,500)         (28,036)
                                         --------         --------         --------         --------         --------

INVESTING ACTIVITIES
   Organization costs incurred               --               --               --               --             (1,000)
                                         --------         --------         --------         --------         --------
NET CASH (USED IN)
    INVESTING ACTIVITIES                     --               --               --               --             (1,000)
                                         --------         --------         --------         --------         --------

FINANCING ACTIVITIES
  Capital contribution                       --              1,500             --              1,500            1,500
  Proceeds from issuance
  of common stock                            --              7,600             --               --             27,650
                                         --------         --------         --------         --------         --------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                     --              9,100             --              1,500           29,150
                                         --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  --                100             --               --                114

Cash and cash equivalents at
  beginning of period                         114               14              114              114             --
                                         --------         --------         --------         --------         --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    114         $    114         $    114         $    114         $    114
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

     (a) Exhibits
         --------

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K
         -------------------

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AURORA ACQUISITIONS, INC.


Date: November 15, 1997                 /s/  DAVID J. GREGAREK
                                        ---------------------------------------
                                        David J. Gregarek, Secretary, Treasurer