Form 10KSB
period 1997-12-31
AURORA ACQUISITIONS INC
filed 1998-05-22
CIK 885544

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended: December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                         Commission file number: 0-21025


                           AURORA ACQUISITIONS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                     84-1189368
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                             1050 Seventeenth Street
                                   Suite 1700
                             Denver, Colorado 80265
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number   (303) 292-3883

Securities registeredunder Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenue for its most recent fiscal year: $-0-

The aggregate market value of the issuer's voting stock held as of December 31, 1997, by nonaffiliates of the issuer was $-0-.

As of March 31, 1998, issuer had 3,060,000 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes      No  X
                                                    -----   -----

                                TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----

  Item  1.  Description of Business                                          1
  Item  2.  Description of Property                                          6
  Item  3.  Legal Proceedings                                                6
  Item  4.  Submission of Matters to a Vote of Security Holders              7


PART II

  Item  5.  Market for Common Equity
            and Related Stockholder Matters                                  7
  Item  6.  Management's Discussion and Analysis
            or Plan of Operation                                             9
  Item  7.  Financial Statements                                            14
  Item  8.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                             14


PART III

  Item  9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               14
  Item 10.  Executive Compensation                                          17
  Item 11.  Security Ownership of Certain Beneficial Owners and Management  18
  Item 12.  Certain Relationships and Related Transactions                  19
  Item 13.  Exhibits and Reports on Form 8-K                                20

  Financial Statements                                             F-1 to F-10

SIGNATURES

                                     PART I

Item 1 - Description of Business
--------------------------------

     Aurora Acquisitions, Inc. (the "Company") was incorporated as "Auburn Enterprises, Inc." under the laws of the State of Colorado on February 10, 1992 and changed its name to Aurora Acquisitions, Inc. on July 21, 1992. The Company was organized as a "blank check/blind pool" company, i.e., one formed for the purpose of creating a vehicle to obtain capital to take advantage of existing business opportunities that may have potential for profit, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Since its organization, the Company has had no revenues from operations or assets other than cash from sales of shares of its Common Stock. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Item 6. Management's Discussion and Analysis or Plan of Operation."

     The proceeds from the initial sales of shares in the Company aggregated only $18,550, substantially all of which has been expended. As of December 31, 1997, the Company's assets consisted of only cash, in the amount of $114. Also as of December 31, 1997, the Company had an accumulated deficit of $60,211 and a shareholders' deficit of $11,061. See the Financial Statements and the notes thereto, included herewith. The Company faces all of the risks inherent in a new business and those risks specifically inherent in the type of business in which the Company proposes to engage, namely, the investigation and acquisition of business opportunities. In addition, the Company will be limited in its efforts and ability to acquire one or more business opportunities because it has no funds. Although the Company has no plans to raise additional capital prior to the potential acquisition of a business opportunity, it is possible that management may determine that it is necessary to do so. There can be no assurance that the Company will be able to successfully raise any additional funds. The potential business opportunities of the Company have not been selected, and the Board of Directors will have complete discretion in investigating and selecting such opportunities. Therefore, shareholders must rely upon management of the Company to a greater extent than may be the case in other investments.

     Since the organization of the Company, its activities have been limited to the sale of initial shares in connection with its organization and the preparation and filing, in 1992, of a registration statement (the "1992
Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"). The purpose of the preparation and filing of the 1992 Registration Statement was to register for issuance and sale 100,000 units of securities (the "Units"), each Unit consisting of one share of Common Stock, one Class A Warrant to purchase a share of Common Stock, one Class B Warrant to purchase a share of Common Stock and the shares of Common Stock underlying the Class A Warrants and Class B Warrants. The proposed offering pursuant to the 1992 Registration Statement was anticipated to be a "blank check" offering, in that neither the Company's business nor the use of proceeds from the proposed offering was specified. The 1992 Registration Statement was abandoned by the Company in December 1993, and none of the Units were issued or sold. Accordingly, the Company was not able to raise from the public the capital it had proposed to raise in order to implement its business plan.

     Mr. David Gregarek was one of the initial shareholders and investors in the Company. After the Company abandoned its offering as noted in the preceding paragraph and former management had failed to take steps to execute the original business plan, Mr. Gregarek indicated to Mr. Jay Boisdrenghien that he was willing to undertake to register the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to attempt to find an appropriate candidate for a "reverse acquisition," to obtain counsel to represent the Company and to assemble a management team for the Company. Mr. Boisdrenghien, a founder, promoter and principal shareholder of the Company, agreed to appoint Mr. Gregarek to the Board of Directors and to bring Mr. Gregarek's proposal before the other members of the Board of Directors for their consideration. Mr. Gregarek asked Schlueter & Associates, P.C. to serve as counsel to the Company and to assist with the Company's registration under the Exchange Act, and with a reverse acquisition if a suitable candidate were found and if satisfactory terms could be negotiated with such a candidate. The former Board of Directors issued additional shares of stock to Mr. Gregarek, Mr. Michael Delaney and the wife of the Company's counsel. These shares were issued in exchange for cash, which was used by the Company to pay for completion of the necessary audits for registration under the Exchange Act, fees and expenses of counsel and other expenses of the Company. As a result of these issuances and the purchase of shares of Common Stock from several of the original shareholders of the Company, control of the Company changed. The security ownership of the principal shareholders of the Company and its officers and directors is set forth in Item 11 of this Form 10-KSB.

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

     No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Conflicts of Interest-General. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and l5(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

     Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. Additional shares of Common Stock may be issued by the Board of Directors without further action by the Company's shareholders. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. Further, such issuances could reduce the value of the outstanding Common Stock.

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

The Investment Company Act of 1940

     The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act provides the definition of an "investment company," which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

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

Employees

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

Item 2 - Description of Property
--------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable.

     Prior to January 1996, the Company operated from the offices of its former president, A. Jay Boisdrenghien, on a rent free basis. From January 1996 until June 1996, the Company's Secretary and Treasurer, Mr. David Gregarek, provided the Company with office space in his home on a rent free basis. Commencing July 1, 1996, the Company began operating from the offices of its counsel, Schlueter & Associates, P.C., at 1050 Seventeenth Street, Suite 1700, Denver, Colorado 80265. This space is provided to the Company on a rent free basis by Schlueter & Associates, P.C., counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the substitution of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Market Price

     The Company's Common Stock is not quoted at the present time.

     Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The NASDAQ Stock Market, which administers NASDAQ, has recently made changes in the criteria for NASDAQ eligibility. In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements: (i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders

     There are thirteen holders of the Company's Common Stock. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act.

     As of the date of filing this report, 1,060,000 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), subject to certain limitations included in said Rule. However, the holders of all of those shares have executed "lock-up" letter agreements, affirming that they will not sell those shares prior to such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Dividends

     The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

     On March 27, 1998, the Company issued 1,000,000 shares of its $.01 par value Common Stock to Mr. Henry F. Schlueter, the Company's legal counsel, as payment in full of an outstanding indebtedness in the amount of $10,000 for prior legal services rendered to the Company. On that same date, the Company issued 1,000,000 shares of its $.01 par value Common Stock to Mr. David J. Gregarek, the Secretary, Treasurer and a director of the Company, for consulting services previously rendered to the Company. On January 6, 1996, the Company issued and sold 500,000 shares of its $.01 par value Common Stock to Mr. David
J. Gregarek for a consideration of $5,000 in cash. On January 6, 1996, the Company also issued and sold 250,000 shares of its $.01 par value Common Stock to Ms. Sandra Schlueter, the wife of the Company's legal counsel, Henry F. Schlueter, for a consideration of $2,500 in cash and 10,000 shares of its $.01 par value Common Stock to Mr.

Michael J. Delaney, the President and a director of the Company, for a consideration of $100 in cash. On December 31, 1995, the Company issued and sold 150,000 shares of its $.01 par value Common Stock to A. Jay Boisdrenghien, a former director and officer of the Company, for $1,500 in cash. No underwriter, broker or dealer, in its capacity as such, was involved in any of the above sales of these unregistered securities, and no underwriting discounts, commissions or brokerage fees were paid with respect to such transactions.

     The Company considers that the above transactions are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, (the "Securities Act") pursuant to the exemptions under Sections 4(2) and 3(b) of the Securities Act as sales of securities not involving a public offering. Management of the Company has represented that the persons who purchased the securities in the foregoing transactions were either officers, directors or organizers of the Company or persons who possessed material information concerning the Company and were in a position to obtain from the Company information necessary to verify such information. All such persons were offered the opportunity to obtain information from the Company in order to evaluate the merits and risks of the proposed investment. In addition, all such persons were informed that they were obtaining "restricted securities" as defined in Rule 144 under the Securities Act, that such shares cannot be transferred without appropriate registration or exemption therefrom, that they must bear the economic risk of the investment for an indefinite period of time and that the Company would restrict the transfer of the securities in accordance with such restrictions. In addition, each certificate representing shares purchased in the above transactions bears the standard restrictive legend.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

     If required to do so under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a proxy statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a proposed transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. Any disclosure which may be provided to shareholders would include complete information regarding the potential business opportunity and the structure of the proposed business combination as well as audited financial statements of the target entity; however, there is no assurance that such audited financial statements would be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable. Further, the Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act - Resumes and Blank Check Experience."

     Two of the Company's officers and directors have been or are currently involved with other "blank check" companies. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Resumes and Blank Check Experience." The Company's officers and directors may, in the future, become involved with other companies who have a business purpose similar to that of the Company. As a result, additional potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
- Conflicts of Interest."

     The Articles of Incorporation of the Company provide that the Company shall possess and may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See the Financial Statements included herewith. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-QSB's or 10-KSB's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. With respect to legal matters, each of the officers and directors has engaged Mr. Schlueter to represent them as counsel in the past, and management expects to continue to engage Mr. Schlueter as counsel to the Company. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements, any public offerings or off-shore offerings under Regulation S adopted under the Securities Act to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company (i.e., Messrs. David Gregarek and Michael Delaney) and the Company's counsel, Henry F. Schlueter, and his wife (collectively the "Lending Parties") have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans. There has been no specific agreement upon a dollar cap of any such loans by the Lending Parties. Further, the Lending Parties recognize that the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. The Lending Parties have agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner on, consummation of a proposed transaction. If the prospective merger or acquisition candidate has insufficient capital with which to repay any such loans or advances, or does not want to use its capital to repay any such loans or advances, the Lending Parties may be required to convert such loans or advances into stock. The Lending Parties may under such circumstances agree to convert any such advances or loans into stock in whole or in part rather than being repaid by the acquisition candidate. Further, the Lending Parties may desire to convert such advances or loans into stock even if the prospective merger or acquisition candidate is willing to repay such loans or advances, in which case the equity ownership of other shareholders would be diluted.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. It is management's present intention to make all reasonable efforts to afford all shareholders of the Company the opportunity to sell their shares upon similar terms and conditions of sale as are negotiated by the officers and directors of the Company for the sale of their own shares. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state securities laws.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a shell company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future if such a market develops, of which there is no assurance.

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

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiating strength of the Company and such other management.

     With respect to any merger or acquisition, negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders. If required to do so under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a proxy statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

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

Item 7 - Financial Statements
-----------------------------

     The audited financial statements of the Company, and related notes thereto, as of December 31, 1997, and for the years ended December 31, 1996 and 1997, accompanied by the independent auditors' report, are included herewith at pages F-1 to F-10.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------


     On February 15, 1995, the Company engaged the accounting firm of Cordovano and Company, P.C., Denver, Colorado, as its principal independent accountant to audit the Company's financial statements in connection with the preparation and filing of a registration statement on Form 10-SB. Effective March 27, 1998, the Company dismissed Cordovano and Company, P.C. as its principal independent accountant. The Company's financial statements for the fiscal year ended December 31, 1996 were prepared assuming that the Company will continue as a going concern. During the Company's last two fiscal years, there were not any disagreements with Cordovano and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On March 27, 1998, the Company engaged James E. Scheifley & Associates, P.C., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. Neither the Company nor anyone on its behalf has consulted James E. Scheifley & Associates, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

     The change in accountants disclosed herein was approved by the Board of Directors of the Company.


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Officers, Directors, Promoters and Parents

     The officers and directors of the Company are as follows:

                                                             Tenure as Officer
    Name                    Age      Position(s)                or Director
    ----                    ---      -----------                -----------

Michael J. Delaney           41      President                January 6, 1996
                                     and a Director           to Present

David J. Gregarek            43      Secretary, Treasurer     January 6, 1996
                                     and a Director           Present

Derrin R. Smith, Ph.D.       43      Director                 January 6, 1996
                                                              to Present

     Messrs. Delaney, Gregarek, Smith and the Company's legal counsel, Henry F. Schlueter, and his wife may be deemed to be "promoters" and "parents" of the Company within the meaning of the Rules and Regulations promulgated under the Securities Act.

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

     Management is not aware of any person, other than the officers and/or directors of the Company and its legal counsel,Henry F. Schlueter, whose activities will be material to the affairs of the Company.

Resumes and Blank Check Experience

     Michael J. Delaney has served as President and a director of the Company since January 6, 1996. Since 1980, Mr. Delaney has been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales and marketing. Mr. Delaney will devote only such time as is available to the business of the Company. Since December 1997, Mr. Delaney has been a controlling shareholder and sole officer and director of Boulder Capital Opportunities II, Inc., a blank check company which is an Exchange Act reporting company. Mr. Delaney also has served on the Boards of Directors of the following blank check companies:

     Maui Capital Corporation ("Maui") conducted its initial public offering in May 1989 and raised gross proceeds of $250,000 through the sale of 50,000,000 units at $0.005 per unit, with each unit consisting of one share of common stock and one warrant to purchase common stock. Mr. Delaney served as Vice President and a director of Maui from May 1990 until his resignation in September 1995 when Maui, through a wholly owned subsidiary, merged with Charter Communications International, Inc. In January 1996, Maui acquired 90% of the stock of Phoenix DataNet, Inc. ("PDN"). In March 1996, Maui merged with Phoenix Data Systems, Inc. ("Phoenix"), the former parent of PDN, and in conjunction with that merger, Maui acquired the remaining 10% of the stock of PDN. In May 1996, Maui changed its name to Charter Communications International, Inc. ("Charter") which currently trades on the Nasdaq Bulletin Board under the symbol CHTD.

     Parkway Capital Corporation ("Parkway") conducted its initial public offering in February 1988 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and two warrants to purchase common stock. Mr. Delaney served as secretary/treasurer and a director of Parkway for a very brief period in 1994. In October 1994, Parkway was merged into QCS Corporation, which currently trades on the Nasdaq Bulletin Board under the symbol QCSC.

     David J. Gregarek has served as Secretary, Treasurer and a director of the Company since January 6, 1996. Mr. Gregarek is President and a director of Centennial Bankshares, an Exchange Act reporting company. Mr. Gregarek only devotes such time as is available to the business of the Company . Mr. Gregarek also has served on the Boards of Directors of the following blank check companies:

     Bellview Capital Corporation ("Bellview") conducted its initial public offering in August 1986 and raised gross proceeds of $150,000 through the sale of 15,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. On February 27, 1987, Bellview acquired the assets of Associated Ancillary Service, Inc., and changed its name to Medical Ancillary Services, Inc. Mr. Gregarek served as a director of Medical Ancillary Services, Inc. until his resignation in August 1987. Medical Ancillary Services, Inc. is not an Exchange Act reporting company.

     Clearview Capital Corporation ("Clearview") conducted its initial public offering in June 1987 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, with each unit consisting of one share of common stock and two warrants to purchase common stock. Effective January 19, 1988, Clearview merged with Arriba Fajita, Inc., the operator of four restaurants in Austin, Texas, and changed its name to Arriba Fajita Holdings, Inc. Mr. Gregarek resigned from the Board of Directors of Arriba Fajita Holdings, Inc. in June 1988. Arriba Fajita Holdings, Inc. is not an Exchange Act reporting company.

     Ferrari Capital, Ltd. ("Ferrari") conducted its initial public offering in 1987 or early 1988 and raised gross proceeds of $125,000 through the sale of 12,500,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. Mr. Gregarek resigned from the Board of Directors of Ferrari in 1989. Ferrari has been administratively dissolved by the Colorado Secretary of State.

     Parkway Capital Corporation ("Parkway") is described above in the resume of Michael J. Delaney. Mr. Gregarek served as President and a director of Parkway from inception until March 1994 when Mr. Gregarek sold 19,160,000 shares of Parkway for a price of $0.001 per share, or $19,491, thereby effecting a change in control of Parkway, and resigned from its Board of Directors.

     Maui Capital Corporation ("Maui") is described above in the resume of Michael J. Delaney. Mr. Gregarek served as President and a director of Maui from inception until September 1995 when Maui, through a wholly owned subsidiary, merged with Charter Communications International, Inc. and Mr. Gregarek resigned from its Board of Directors.

     JNS Marketing, Inc. ("JNS") conducted its initial public offering in July 1984 and raised gross proceeds of $283,320 through the sale of 283,320 units at $1.00 per unit, with each unit consisting of one share of common stock and two warrants to purchase common stock. From inception through the fiscal year ended September 30, 1988, JNS was engaged in the business of searching for and obtaining, on a buyout basis or a right to market basis, products to be sold to the general public primarily through the television media. Since 1989, JNS has not engaged in any business or had any revenues, and its sole activity has been to seek to acquire assets of or an interest in a company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. JNS is an Exchange Act reporting company.

     Derrin R. Smith Ph.D. has served as a director of the Company since January 6, 1996. Dr. Smith has over 17 years of experience developing and directing strategic high technology programs and enterprises. This background includes domestic and international (Asia, South America and Middle East) activities for both government and the private sector. For the last four years, Dr. Smith has operated his own private company, DRS Sciences, Inc., which is engaged primarily in providing consulting services in the design and development of computer software and the integration of such software with the hardware platforms utilized by his clients. Prior to commencing active operations of his own company, Dr. Smith was employed by M.I.T.R.E. Corporation in various capacities. Dr. Smith is currently providing consulting services to several companies. Dr. Smith will devote only such time as is necessary to the business of the Company.

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

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Compliance with Section 16(a) of the Exchange Act

     Messrs. Gregarek, Delaney and Smith and Mrs. Henry Schloeter, the holder of more than 10% of the Company's outstanding shares of Common Stock as of December 31, 1996, failed to timely file Forms 3 and Forms 5 with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1996 to report their holdings as of the date of the Company's registration under the Exchange Act.

Item 10 - Executive Compensation
--------------------------------

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     Except as described below under Item 12, "Certain Relationships and Related Transactions," the Company paid no cash or non-cash compensation to any officer or director during the fiscal years ended December 31, 1995, 1996 or 1997.

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


Item 11. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth information as of March 31, 1998 with respect to the ownership of the Company's Common Stock by all officers and directors, individually, all officers and directors as a group and all beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the following shareholders have sole voting and investment power with respect to the shares.

                                                                    Percent
Name and address                   Number of                          of
   of owner                         shares                           Class
   --------                         ------                           -----

David J. Gregarek                  1,570,208                         51.3%
71 Spyglass Drive
Littleton, Colorado 80123

Derrin Smith                          60,000                          2.0%
3746 East Easter Circle S.
Littleton, Colorado  80122

Michael J. Delaney                    10,000                          0.3%
P.O. Box 890261
Temecula, CA 92589

Henry F. Schlueter(1)              1,280,208                         41.8%
6711 S. Clayton Way
Littleton, CO 80122

All officers and directors         1,640,208                         53.6%
as a group (three persons)

-----------------------

(1) Includes 280,208 shares held of record by Mr. Schlueter's wife, Sandra Schlueter. Mr. Schlueter may be deemed to be the beneficial owner of these shares.

     There are no outstanding options, warrants or rights to purchase securities from the Company, and the balance of the Company's shares are held by nine persons.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     On March 27, 1998, the Company issued 1,000,000 shares of its $.01 par value Common Stock to Mr. Henry F. Schlueter, the Company's legal counsel, as payment in full of an outstanding indebtedness in the amount of $10,000 for prior legal services rendered to the Company. On that same date, the Company issued 1,000,000 shares of its $.01 par value Common Stock to Mr. David J. Gregarek, the Secretary, Treasurer and a director of the Company, for consulting services rendered to the Company. On January 6, 1996, the Company issued and sold 510,000 shares of its $.01 par value Common Stock to two officers and directors of the Company in exchange for $5,100. In addition, the Company issued 250,000 shares of its $.01 par value Common Stock to the wife of the Company's legal counsel in exchange for $2,500 in cash. During the six months ended June 30, 1996, the Company paid A. Jay Boisdrenghien, the Company's former president, $3,000 for consulting services rendered to the Company. In addition, the Company paid the law firm of Schlueter & Associates, P.C. a retainer of $2,000. During the period ended December 31, 1995, the Company's former president, A. Jay Boisdrenghien, paid an expense for the Company totaling $1,500 in consideration for the issuance of 150,000 shares of its $.01 par value Common Stock. See Item 5, "Market For Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." During 1996, a principal shareholder of the Company paid an expense of the Company in the amount of $1,500, which has been reflected as a contribution to capital in the Company's financial statements.

     From March 1992 until January 1993, the Company had a lease arrangement with its former president, A. Jay Boisdrenghien, providing for the rental of a portion of his business office as a temporary office for the Company, for $300.00 per month. During the year ended December 31, 1993, the president forgave $2,417 due to him by the Company for rental payments and other related expenses. The Company has no outstanding obligations under this lease. This lease cannot be considered the result of arms' length negotiations. However, management of the Company believes that the rent for its office and facilities was no higher than that which the Company would have been required to pay to unaffiliated parties for comparable facilities in the same locale. The Company is currently receiving office space and clerical services on a rent-free basis from its counsel, Schlueter & Associates, P.C. The Company does not anticipate changing this arrangement until the Company is able to conclude a merger or acquisition

     During 1992, the Company paid $5,000 to a shareholder as compensation for services provided in organizational and fund-raising activities.

     Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits.

     The following exhibit is being filed as a part of this Annual Report.

          Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K with respect to the fourth quarter of the fiscal year ended December 31, 1997.

                    REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Aurora Acquisitions, Inc.


We have audited the accompanying balance sheet of Aurora Acquisitions, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Acquisitions, Inc. (a development stage company) as of December 31, 1997 and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Denver, Colorado
April 14, 1998

                            Aurora Acquisitions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1997

                                     ASSETS
                                     ------

                                                                         1997
                                                                       --------
Current assets:
  Cash                                                                 $    114
                                                                       --------
Total current assets                                                        114

Organization costs, net of $1,000 amortization                             --
                                                                       --------

                                                                       $    114
                                                                       ========

                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:
  Accounts payable                                                     $  3,255
  Accrued expenses                                                        7,920
                                                                       --------
                                                                         11,175

Commitments and contingencies, Note 7

Stockholders' deficit
 Preferred stock,$1.00 par value
  100,000 shares authorized                                                --

Common stock, $.01 par value,
  10,000,000 shares authorized,
  1,060,000 shares issued and outstanding                                10,600
Additional paid-in capital                                               18,550
Common stock subscriptions                                               20,000
(Deficit) accumulated during
 development stage                                                      (60,211)
                                                                       --------
                                                                        (11,061)
                                                                       --------

                                                                       $    114
                                                                       ========


                 See accompanying notes to financial statements.


                                                 Aurora Acquisitions, Inc.
                                               (A Development Stage Company)
                                                  Statement of Operations
                                       For the Years Ended December 31, 1997 and 1996
                         And for the Period From Inception (February 10, 1992) to December 31, 1997

                                                                                         Period From
                                                                                         Inception To
                                                       December 31,     December 31,     December 31,
                                                           1997             1996             1997
                                                       ------------     ------------     ------------
Operating expenses                                     $        17      $      7,627     $     20,768
Operating expenses - related party                          27,248             3,000           35,248
                                                       ------------     ------------     ------------
Net loss from operations                                    (27,265)         (10,627)         (56,016)
Other income and (expense):

  Interest expense                                             --               --             (1,846)
  Costs of failed stock offering                               --               --            (13,139)
                                                       ------------     ------------     ------------
  Net loss before income taxes                              (27,265)         (10,627)         (71,001)
Provision for income taxes                                     --               --              3,670
                                                       ------------     ------------     ------------
  Net loss before extraordinary item                        (27,265)         (10,627)         (67,331)

Extraordinary item:
  Gain from extinguishment of
   debt net of income
   taxes of $3,670                                             --               --              7,120
                                                       ------------     ------------     ------------

Net (loss)                                             $   (27,2650)    $    (10,627)    $    (60,211)
                                                       ============     ============     ============


Per share information:
 Basic (loss) per common share                         $      (0.00)    $      (0.00)    $      (0.01)
                                                       ============     ============     ============


Weighted average shares outstanding                      10,600,000       10,600,000       10,600,000
                                                       ============     ============     ============



                                       See accompanying notes to financial statements.


                                                      Aurora Acquisitions, Inc.
                                                    (A Development Stage Company)
                                            Statement of Changes in Stockholders' Deficit
                                             For the Years Ended December 31, 1997 and 1996
                                And for the Period From Inception (February 10, 1992) to December 31, 1997
                                  (Amounts shown for periods prior to December 31, 1994 are unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                           Common Stock           Additional      Common           During
                                        --------------------       Paid-in         Stock         Development
       ACTIVITY                         Shares        Amount       Capital     Subscriptions       Stage            Total
                                        ------        ------       -------     -------------     -----------        -----

Shares issued to officers
 and directors
 for cash at inception,
 $.10 per share                         104,064      $   1,041      $    --        $    --        $    --         $   1,041

Shares issued for cash
 February 14, 1992, $.38
 per share                               45,936            459         17,050           --             --            17,509


Net (loss) for the period
 February 10, 1992
 to December 31, 1992                      --             --             --             --          (22,759)        (22,759)
                                      ---------      ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1992              150,000          1,500         17,050           --          (22,759)         (4,209)


Net (loss) for the year                    --             --             --             --           (1,704)         (1,704)
                                      ---------      ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1993              150,000          1,500         17,050           --          (24,463)         (5,913)

Net income for the year                    --             --             --             --            3,432           3,432
                                      ---------      ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1994              150,000          1,500         17,050           --          (21,031)         (2,481)

Shares issued  to officer
 and director
 for cash December 31,
 1995, $.10 per share                   150,000          1,500           --             --             --             1,500

Net (loss) for the year                    --             --             --             --           (1,288)         (1,288)
                                      ---------      ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1995              300,000          3,000         17,050           --          (22,319)         (2,269)

Shares issued  to officer
and director
 for cash January 6, 1996,
 $.10 per share                         760,000          7,600           --             --             --             7,600

Capital contribution,
 July 1, 1996                              --             --            1,500           --             --             1,500

Net (loss) for the year                    --             --             --             --          (10,627)        (10,627)
                                      ---------      ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1996            1,060,000         10,600         18,550           --          (32,946)         (3,796)

Debt conversion,
 September 30, 1997                        --             --             --           20,000           --            20,000

Net (loss) for the year                    --             --             --             --          (27,265)        (27,265)
                                      ---------      ---------      ---------      ---------      ---------       ---------

Balance, December 31, 1997            1,060,000      $  10,600      $  18,550      $  20,000      $ (60,211)      $ (11,061)
                                      =========      =========      =========      =========      =========       =========



                                            See accompanying notes to financial statements.

                                                                F-4


                                           Aurora Acquisitions, Inc.
                                         (A Development Stage Company)
                                            Statement of Cash Flows
                               For the Years Ended December 31, 1997 and 1996
                 And for the Period From Inception (February 10, 1992) to December 31, 1997


                                                                                          Period From
                                                                                         Inception To
                                                      December 31,     December 31,       December 31,
                                                         1997              1996               1997
                                                       ---------         ---------         ---------
Cash flows from operating activities:
Net income (loss)                                      $(27,265)         $(10,627)         $(60,211)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Services provided for stock subscriptions             20,000              --              20,000
   Amortization                                              17               200             1,000
Changes in assets and liabilities:
  Increase (decrease) in accounts
   payable and accrued expenses                           7,248             1,427            11,175
                                                       --------          --------          --------
       Total adjustments                                 27,265             1,627            32,175
  Net cash (used in)
   operating activities                                    --              (9,000)          (28,036)

Cash flows from investing activities:
   Orginization costs incurred                             --                --              (1,000)
                                                       --------          --------          --------
Net cash (used in) investing activities                    --                --              (1,000)

Cash flows from financing activities:
   Proceeds from sale of common stock                      --               7,600            27,650
   Capital contribution                                    --               1,500             1,500
                                                       --------          --------          --------
Net cash (used in) investing activities                    --               9,100            29,150


Increase (decrease) in cash                                --                 100               114
Cash and cash equivalents,
 beginning of period                                        114                14              --
                                                       --------          --------          --------

Cash and cash equivalents,
 end of period                                         $    114          $    114          $    114
                                                       ========          ========          ========






                                    See accompanying notes to financial statements.


                            AURORA ACQUISITIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997


Note 1. Organization and Summary of Significant Accounting Policies

Aurora Acquisitions, Inc.(the Company) was incorporated in Colorado on February 10, 1992, for the purpose of obtaining capital to take advantage of business opportunities which have potential for profit. The Company is currently a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Since inception, the Company has been engaged primarily in organizational and fund raising activities.


Summary of Significant Accounting Policies

Cash Equivalents
For financial accounting purposes and the statement of cash flows, equivalents include all highly liquid debt instruments with original maturities of three months or less.

Organization Costs
Organization costs have been capitalized and are being amortized over five years using the straight-line method beginning in February 1992.

Net Income (loss) Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive. Loss per share is unchanged on a diluted basis.

Income Taxes
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements.

Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowance are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefits is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recent Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.


NOTE 2:  Related Party Transactions

The Company utilized office space on a rent-free basis form its president until January 1996. From January 1996 until June 1996 the Company's Secretary/Treasurer provided the Company office space in his home on a rent-free basis. Since July 1, 1996, the Company's counsel has provided the Company with office space on a rent-free basis. It is not anticipated that this arrangement will change until the Company successfully concludes a merger or acquisition.

During the year ended December 31, 1996, a principal shareholder paid an expense for the Company totaling $1,500.00. The $1,500.00 capital contribution is reflected in the accompanying financial statements as additional paid-in capital.

During 1996, the Company paid $3,000 to a shareholder for consulting services. The $3,000 is included in the accompanying financial statements under general and administrative expenses, related party.

The Company's Board of Directors passed a resolution on March 9, 1992, in which the Company would lease office space and clerical services from the President of the Company at a cost of $300 per month from February 1992 through January 1993. During the year ended December 31, 1993, the president forgave $2,417 due to him by the Company for rental payments and other related expenses. This arrangement terminated in January 1996. The Company is currently receiving office space and clerical services on a rent-free basis form its counsel. The Company does not anticipate changing this arrangement until the Company is able to conclude a merger or acquisition.

During 1992, the Company paid $5,000 to a shareholder as compensation for services provided in organizational and fund raising activities. The $5,000 is included in the accompanying financial statements under general and administrative expenses, related party.

During 1997, the Company incurred an aggregate of $17,246 for legal services provided by a principal shareholder and $10,000 for consulting services provided by its secretary/treasurer. The balances due these individuals at December 31, 1997 amounted to $17,246 and $10,000, respectively. Subsequent to December 31, 1997, these individuals agreed to convert $10,000 each of their debt due from the Company to common stock at $.01 per share. The Company has reclassified the indebtedness converted as subscriptions to common stock at December 31, 1997.


Note 3: Income taxes:

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate.

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the period presented due to a loss from operations.

The Company currently has a net operating loss carryforward aggregating approximately $60,000 which will expire in years through 2012. The tax benefit of the loss, estimated to be approximately $20,000, has been fully reserved as its realization in future periods is not assured.


Note 4: Shareholders' Deficit

Preferred Stock
The Company is authorized to issue 100,00 shares of $1.00 par value preferred stock. Preferred stock shareholders receive no cumulative voting or preemptive rights. No preferred stock had been issued at December 31, 1997.

Common Stock
The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock. Common stock shareholders receive one vote for each outstanding share but receive no cumulative voting or preemptive rights.


Note 5:  Forgiveness of Debt

In addition to the $2,417 forgiven by the president (see Note 3), during the year ended December 31, 1993, $3,165 was forgiven for legal expenses by the attorneys for the Company. Certain payment to the attorneys by the Company was contingent on the success of the Company's public stock offering.

During the year ended December 31, 1994, the former accountants of the Company signed a note agreeing to accept $2,500 as full payment for their services. The note reduced the amount owed by the Company by $5,208, $3,362 for accounting services and $1,846 in accrued interest on the debt. The $5,208 is included in the accompanying financial statements as gain on forgiveness of debt.

Note 6: Change of Control

If the Company is successful in its efforts to merge with or acquire an existing privately held company, the majority of the controls of the Company may rest with the former shareholders of the merged or acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.


Note 7:  Basis of Presentation

As of December 31, 1997, the Company had continuing losses from operations and a deficit in working capital. Management is evaluating a plan to raise working capital and search for and consummate a merger with or acquisition of, a private company. There is no assurance that a suitable candidate will be found.

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

                                       AURORA ACQUISITIONS, INC.


Date:  May 22, 1998                    By:  /s/  Michael J. Delaney
     -----------------------              --------------------------------------
                                          Michael J. Delaney, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 22, 1998                    By:  /s/  Michael J. Delaney
     ------------------------             --------------------------------------
                                          Michael J. Delaney, President


Date:  May 22, 1998                    By:  /s/  David J. Gregarek
     ------------------------             --------------------------------------
                                          David J. Gregarek, Secretary,
                                          Treasurer, and a Director


Date:  May 22, 1998                    By:  /s/  Derrin R. Smith
     ------------------------             --------------------------------------
                                          Derrin R. Smith, Director

                                 EXHIBIT INDEX

Exhibit No.           Description and Method of Filing                  Page No.
----------            --------------------------------                  --------

   27                 Financial Data Schedule