Form 10KSB/A
period 1997-12-31
AURORA ACQUISITIONS INC
filed 1998-06-09
CIK 885544

FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. X
                   -----

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

     Management is not aware of any person, other than the officers and/or directors of the Company and its legal counsel, Henry F. Schlueter, whose activities will be material to the affairs of the Company.

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

                                                                                         Period From
                                                                                         Inception To
                                                       December 31,     December 31,     December 31,
                                                           1997             1996             1997
                                                       ------------     ------------     ------------
Operating expenses                                     $         17     $      7,627     $     20,768
Operating expenses - related party                           27,248            3,000           35,248
                                                       ------------     ------------     ------------
Net loss from operations                                    (27,265)         (10,627)         (56,016)
Other income and (expense):

  Interest expense                                             --               --             (1,846)
  Costs of failed stock offering                               --               --            (13,139)
                                                       ------------     ------------     ------------
  Net loss before income taxes                              (27,265)         (10,627)         (71,001)
Provision for income taxes                                     --               --              3,670
                                                       ------------     ------------     ------------
  Net loss before extraordinary item                        (27,265)         (10,627)         (67,331)

Extraordinary item:
  Gain from extinguishment of
   debt net of income
   taxes of $3,670                                             --               --              7,120
                                                       ------------     ------------     ------------

Net (loss)                                             $    (27,265)    $    (10,627)    $    (60,211)
                                                       ============     ============     ============


Per share information:
 Basic (loss) per common share                         $      (0.03)    $      (0.01)    $      (0.06)
                                                       ============     ============     ============


Weighted average shares outstanding                       1,060,000        1,060,000        1,060,000
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


Date:  June 8, 1998                    By:  /s/  Michael J. Delaney
     -----------------------              --------------------------------------
                                          Michael J. Delaney, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 8, 1998                    By:  /s/  Michael J. Delaney
     ------------------------             --------------------------------------
                                          Michael J. Delaney, President


Date:  June 8, 1998                    By:  /s/  David J. Gregarek
     ------------------------             --------------------------------------
                                          David J. Gregarek, Secretary,
                                          Treasurer, and a Director


Date:  June 8, 1998                    By:  /s/  Derrin R. Smith
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