Form 10QSB
period 1998-03-31
AURORA ACQUISITIONS INC
filed 1998-06-09
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to________________

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1189368
-------------------------------             ------------------------------------
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

As of March 31, 1998, 1,060,000 shares of common stock were outstanding.

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

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1997, included in the Company's Form 10-SB.

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

     (b) Liquidity and Capital Resources. At March 31, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 1996


                                     ASSETS
                                                           March 31  December 31
                                                             1998        1997
                                                           --------    --------
CURRENT ASSETS                                           (unaudited)  (audited)

  Cash                                                     $    114    $    114
                                                           --------    --------
  Total current assets                                          114         114
                                                           --------    --------
  Total assets                                             $    114    $    114
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable,                                        $  3,255    $  3,255
  Accrued expenses                                            7,960       7,920
                                                           --------    --------

  Total current liabilities                                  11,215      11,175
                                                           --------    --------

SHAREHOLDERS' DEFICIT (Note D)
  Preferred stock, no par value, 100,000 shares
     authorized,                                               --          --

  Common stock, no par value, 10,000,000 shares
     authorized 1,060,000 shares issued and outstanding
     at March 31, 1998 and December 31, 1997                 10,600      10,600
  Additional paid-in capital                                 18,550      18,550
  Common stock subscriptions                                 20,000      20,000
  Accumulated deficit during development stage              (60,251)    (60,211)
                                                           --------    --------

  Total stockholders equity (deficit)                       (11,101)    (11,061)
                                                           --------    --------

  Total liabilities and shareholders equity
                                                           $    114    $    114
                                                           ========    ========





           see accompanying summary of significant accounting policies and notes to financial statements.

                            AURORA ACQUISITIONS. INC.
                            -------------------------
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                      For the Quarter ended March 31, 1998
     And for the Period from Inception (February 10, 1992) to March 31, 1998


                                                  Three months     Period From
                                                     ended         inception to
                                                    March 31,      to March 31,
                                                       1998            1998
                                                   ------------    ------------
                                                   (unaudited)     (unaudited)

Operating Revenue                                  $       --      $       --
                                                   ------------    ------------

Costs And Expenses:
  Operating expense                                          40          20,808
  Operating expense - related party                        --            35,248
                                                   ------------    ------------
         Total operating expenses                            40          56,056
                                                   ------------    ------------
         Loss from operations                               (40)        (56,056)
                                                   ------------    ------------
Other income (expense):
  Interest expense                                         --            (1,846)
  Costs of failed stock offering                                        (13,139)
                                                   ------------    ------------
         Net loss before income taxes                       (40)        (71,041)
Provision for income taxes                                 --             3,670
                                                   ------------    ------------
         Net loss before extraordinary item                 (40)        (67,371)

Extraordinary item:
  Gain from extinguishment of debt
         net of income taxes of $3,670                     --             7,120
                                                   ------------    ------------
  Net income (loss) per                            ($        40)   ($    60,251)
                                                   ============    ============
  Net income (loss) common share                   $       --      $        .01
                                                   ============    ============

  Weighted average number of shares
  outstanding                                         1,060,000       1,060,000
                                                   ============    ============

           see accompanying summary of significant accounting policies and notes to financial statements.

                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    For the Three months ended March 31, 1998
            And for the Period From Inception (February 10, 1992)
                                to March 31, 1998

                                                   Three months   For the period
                                                       ended      (Inception) to
                                                     March 31,     to March 31,
                                                       1998            1998
                                                     --------        --------
                                                    (unaudited)     (unaudited)


Cash flows from operating activities
  Net income (loss)                                  $    (40)       $(60,251)
  Change in assets and liabilities:
       Services provided for stock subscriptions                       20,000
       Increase (decrease) in accounts payable             40          11,215

           Net cash used by operating activities            0         (29,036)
                                                     --------        --------

Cash flows from investing activities:
       Organization costs incurred                       --            (1,000)
                                                     --------        --------

Cash flows from financing activities:
  Proceeds received from issuance of stock               --            27,650
  Capital contribution                                   --             1,500
                                                     --------        --------

           Net cash provided by financing activities     --            29,150
                                                     --------        --------

           Net increase in cash                      $      0        $    114
                                                     ========        ========

Cash beginning of period                                  114             114
                                                     --------        --------

Cash end of period                                   $    114        $    114
                                                     ========        ========



                     See accompanying summary of significant
                        accounting policies and notes to
                              financial statements.


                                                  AURORA ACQUISITIONS. INC.
                                                  -------------------------
                                               (A Development Stage Company)
                                             STATEMENT OF SHAREHOLDERS' DEFICIT
                                 For the Quarter ending March 31, 1998 and for the Period
                                             from inception (February 10, 1992)
                                                     to March 31, 1998
                                                        (unaudited)
                                                                                                          Deficit
                                                                                                        Accumulated
                                                                               Additional    Common     During the
                                                                   $.01 Par     Paid-in       Stock     Development
                                                        Shares       Value      Capital   Subscriptions    Stage        Total
                                                        ------       -----      -------   -------------    -----        -----
Issuance of common stock to officers
   and directors for cash at $.10 per share,            104,064   $   1,041    $    --      $    --      $    --      $   1,041
Issuance of commons tock for cash,
   February 10, 1992 at $.30 per share                   45,936         459       17,050                                 17,509
Net loss for the period ended
   December 31, 1992                                                                                       (22,759)     (22,759)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1992                            150,000       1,500       17,050         --        (22,759)      (4,209)

Net loss for the year                                      --          --                        --         (1,704)      (1,704)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1993                            150,000       1,500       17,050         --        (24,463)      (5,913)

Net income for the year                                    --          --           --           --          3,432        3,432
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1994                            150,000       1,500       17,050         --        (21,031)      (2,481)

Shares issued to officers and directors for cash
  December 31, 1995, $.10 per share                     150,000       1,500                                               1,500
Net loss for the year                                      --          --           --           --         (1,288)      (1,288)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1995                            300,000       3,000       17,050         --        (22,319)      (2,269)

Shares issued to officers and directors for cash
  January 6, 1996, $.10 per share                       760,000       7,600                                               7,600
Capital contribution July 1, 1996                                                  1,500                                  1,500
Net loss for the year                                      --          --                        --        (10,627)     (10,627)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1996                          1,060,000      10,600       18,550         --        (32,946)      (3,796)

Debt conversion, September 30, 1997                                                            20,000                    20,000
Net loss for the year                                      --          --           --           --        (27,265)     (27,265)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
                                                      1,060,000      10,600       18,550      (20,000)     (60,211)     (11,061)

Net loss for the quarter                                   --          --           --           --            (40)         (40)
                                                      ---------   ---------    ---------    ---------    ---------    ---------
Balance at March 31, 1998                             1,060,000   $  10,600    $  18,550    $  20,000    $ (40,251)   ($ 11,101)
                                                      =========   =========    =========    =========    =========    =========


                                          See accompanying summary of significant
                                              accounting policies and notes to
                                                   financial statements.


                                                            -6-

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

                                         AURORA ACQUISITIONS, INC.


Date: June 5, 1998                       /s/ David J. Gregarek
                                         ---------------------------------------
                                         David J. Gregarek, Secretary, Treasurer