Form 10QSB
period 1998-06-30
AURORA ACQUISITIONS INC
filed 1998-10-22
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended:  June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   -----------------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
         --------------------------------------------------------------
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_

As of June 30, 1998, 1,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No X

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

     (b) Liquidity and Capital Resources. At June 30, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                                             AURORA ACQUISITIONS, INC.
                                             -------------------------
                                           (A DEVELOPMENT STAGE COMPANY)

                                                   BALANCE SHEET

                                                      ASSETS
                                                                     June 30,           December 31,
                                                                      1998                  1997
                                                                    ---------           ------------
CURRENT ASSETS                                                     (unaudited)           (audited)
  Cash                                                              $    114              $    114
                                                                    --------              --------
  Total current assets                                                   114                   114
                                                                    --------              --------
  Total assets                                                      $    114              $    114
                                                                    ========              ========


                                           LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable,                                                 $  3,255              $  3,255
  Accrued expenses                                                    10,837                 7,920
                                                                    --------              --------

  Total current liabilities                                           14,092                11,175
                                                                    --------              --------

SHAREHOLDERS' DEFICIT (Note D)
  Preferred stock, no par value, 100,000 shares authorized,             --                    --
  Common stock, no par value, 10,000,000 shares
     authorized 1,060,000 shares issued and outstanding
     at March 31, 1998 and December 31, 1997                          10,600                10,600
  Additional paid-in capital                                          18,550                18,550
  Common stock subscriptions                                          20,000                20,000
  Accumulated deficit during development stage                       (63,128)              (60,211)
                                                                    --------              --------

  Total stockholders equity (deficit)                                (13,978)              (11,061)
                                                                    --------              --------

  Total liabilities and shareholders equity
                                                                    $    114              $    114
                                                                    ========              ========











                            AURORA ACQUISITIONS. INC.
                            -------------------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                       For the Quarter ended June 30, 1998
     And for the Period from Inception (February 10, 1992) to June 30, 1998


                                                   Three months     Period from
                                                      ended         inception to
                                                     June 30,        to June 30,
                                                       1998            1998
                                                   ------------    -------------
                                                    (unaudited)     (unaudited)

Operating Revenue                                  $       --      $       --
                                                   ------------    ------------

Costs And Expenses:
  Operating expense                                       2,877          23,685
  Operating expense - related party                        --            35,248
                                                   ------------    ------------
         Total operating expenses                         2,877          58,933
                                                   ------------    ------------
         Loss from operations                            (2,877)        (58,933)

Other income (expense):
  Interest expense                                         --            (1,846)
                                                   ------------    ------------
  Costs of failed stock offering                           --           (13,139)
                                                   ------------    ------------
         Net loss before income taxes                    (2,877)        (73,918)
Provision for income taxes                                 --             3,670
                                                   ------------    ------------
         Net loss before extraordinary item              (2,877)        (70,248)

Extraordinary item:
  Gain from extinguishment of debt
         net of income taxes of $3,670                     --             7,120
                                                   ------------    ------------
  Net income (loss) per                            ($     2,877)   ($    63,128)
                                                   ============    ============
  Net income (loss) common share                   $       --      $        .01
                                                   ============    ============

  Weighted average number of shares
  outstanding                                        10,600,000      10,600,000
                                                   ============    ============

                            AURORA ACQUISITIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                    For the three months ended June 30, 1998
     And for the Period From Inception (February 10, 1992) to June 30, 1998

                                                     Three months For the period
                                                         ended    (Inception) to
                                                        June 30,    to June 30,
                                                          1998          1998
                                                       ----------  -------------
                                                      (unaudited)    (unaudited)


Cash flows from operating activities
  Net income (loss)                                        $ (2,877)   $(62,128)
  Change in assets and liabilities:
       Services provided for stock subscriptions                         20,000
       Increase (decrease) in accounts payable                2,877      14,092

           Net cash used by operating activities                  0     (29,036)
                                                           --------    --------

Cash flows from investing activities:
       Organization costs incurred                             --        (1,000)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds received from issuance of stock                     --        27,650
  Capital contribution                                         --         1,500
                                                           --------    --------

           Net cash provided by financing activities           --        29,150
                                                           --------    --------

           Net increase in cash                            $      0    $    114
                                                           ========    ========

Cash beginning of period                                        114         114
                                                           --------    --------

Cash end of period                                         $    114    $    114
                                                           ========    ========

                                             AURORA ACQUISITIONS. INC.
                                             -------------------------
                                           (A Development Stage Company)

                                        STATEMENT OF SHAREHOLDERS' DEFICIT
                           For the Quarter ending June 30, 1998 and for the Period from inception (February 10, 1992) to June 30, 1998
                                                     (unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                         Additional      Common      During the
                                                           $.01 Par       Paid-in        Stock      Development
                                                Shares       Value        Capital    Subscriptions     Stage         Total
                                                ------       -----        -------    -------------     -----         -----
Issuance of common stock to officers
   and directors for cash at
   $.10 per share                                104,064    $   1,041    $    --       $    --       $    --       $   1,041
Issuance of common stock for cash,
   February 10, 1992 at $.30 per share            45,936          459       17,050          --            --          17,509
Net loss for the period ended
   December 31, 1992                                --           --           --            --         (22,759)      (22,759)
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1992                     150,000        1,500       17,050          --         (22,759)       (4,209)

Net loss for the year                               --           --           --            --          (1,704)       (1,704)
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1993                     150,000        1,500       17,050          --         (24,463)       (5,913)

Net income for the year                             --           --           --            --           3,432         3,432
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1994                     150,000        1,500       17,050          --         (21,031)       (2,481)

Shares issued to officers and
  directors for cash
  December 31, 1995, $.10 per share              150,000        1,500         --            --            --           1,500
Net loss for the year                               --           --           --            --          (1,288)       (1,288)
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1995                     300,000        3,000       17,050          --         (22,319)       (2,269)

Shares issued to officers and
  directors for cash
  January 6, 1996, $.10 per share                760,000        7,600         --            --            --           7,600
Capital contribution July 1, 1996                   --           --          1,500          --            --           1,500
Net loss for the year                               --           --           --            --         (10,627)      (10,627)
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1996                   1,060,000       10,600       18,550          --         (32,946)       (3,796)

Debt conversion, September 30, 1997                 --           --           --          20,000          --          20,000
Net loss for the year                               --           --           --            --         (27,265)      (27,265)
                                               ---------    ---------    ---------     ---------     ---------     ---------
                                               1,060,000       10,600       18,550       (20,000)      (60,211)      (11,061)

Net loss for the quarter                            --           --           --            --          (2,917)       (2,917)
                                               ---------    ---------    ---------     ---------     ---------     ---------
Balance at June 30, 1998                       1,060,000    $  10,600    $  18,550     $  20,000     $ (63,128)    ($ 13,978)
                                               =========    =========    =========     =========     =========     =========






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

                                        AURORA ACQUISITIONS, INC.


Date: October 20, 1998                  /s/ David J. Gregarek
                                        ----------------------------------------
                                        David J. Gregarek, Secretary, Treasurer