Form 10QSB
period 1998-09-30
AURORA ACQUISITIONS INC
filed 1999-01-21
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-1189368
-------------------------------              ----------------------------------
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

As of September 30, 1998, 3,060,000 shares of common stock were outstanding.

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

     (b) Liquidity and Capital Resources. At September 30, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                            AURORA ACQUISITIONS, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS
                                                                   September 30,
                                                                       1998
                                                                   -------------
 Cash ..............................................................   $    114
                                                                       --------
    Total current assets ...........................................        114
                                                                       --------
                                                                       $    114
                                                                       ========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable, trade ..........................................   $  3,255
  Accrued expenses .................................................     11,248
                                                                       --------
    Total current liabilities ......................................     14,503
                                                                       --------
Contingency ........................................................       --

SHAREHOLDERS' DEFICIT
  Preferred stock, 100,000 shares authorized,
  $1.00 par value; none issued or outstanding ......................       --
  Common stock, 10,000,000 shares authorized,
  $0.01 par value; 3,060,000 shares issued and
  outstanding ......................................................     30,600
  Additional paid-in capital .......................................     18,550
  Deficit accumulated during development stage .....................    (63,539)
                                                                       --------
     Total shareholders' deficit ...................................    (14,389)
                                                                       --------
                                                                       $    114
                                                                       ========

              See accompanying notes to these financial statements

                                                        AURORA ACQUISITIONS, INC.
                                                        -------------------------
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

                                                                                                                       February 10,
                                                                                                                          1992
                                                           Nine Months Ended                Three Months Ended         (Inception)
                                                             September 30,                    September 30,              Through
                                                    ----------------------------      ----------------------------     September 30,
                                                       1998              1997            1998              1997            1998
                                                    -----------      -----------      -----------      -----------      ------------
COSTS AND EXPENSES
  General and administrative ..................     $     3,328      $     1,149      $       411      $     1,149      $    24,096
  General and administrative, related
   party ......................................            --                  7             --               --             35,248
                                                    -----------      -----------      -----------      -----------      -----------
                                                         (3,328)          (1,166)            (411)          (1,149)         (59,344)
NON-OPERATING INCOME
   Income taxes ...............................            --               --               --               --              3,670
  Gain on forgiveness of debt .................            --               --               --               --              7,120

NON-OPERATING EXPENSES
  Interest expense ............................            --               --               --               --             (1,846)
  Failed stock offering costs .................            --               --               --               --            (13,139)
                                                    -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS) .............................     $    (3,328)     $    (1,166)     $     (,411)     $    (1,149)     $   (63,539)
                                                    ===========      ===========      ===========      ===========      ===========

NET (LOSS) PER SHARE ..........................     $      0.00      $      0.00      $      0.00      $      0.00      $     (0.06)
                                                    ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
        OUTSTANDING ...........................       1,063,431        1,060,000        1,060,000        1,060,000        1,060,000
                                                    ===========      ===========      ===========      ===========      ===========





                                           See accompanying notes to these financial statements





                            AURORA ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    February 10,
                                                                        1992
                                                                    (Inception)
                                              Nine Months Ended       Through
                                                 September 30,     September 30,
                                              1998          1997       1998
                                           ----------------------  -------------

OPERATING ACTIVITIES
  Net income (loss) ..................     $ (3,328)     $ (1,166)     $(63,539)


Transactions not requiring cash:
  Amortization .......................           17         1,000

Changes in current assets
  and current liabilities:
  Accounts payable and
  accrued expenses ...................        3,328         1,149        14,503
                                           --------      --------      --------
NET CASH (USED IN)
    OPERATING ACTIVITIES .............         --         (48,036)

INVESTING ACTIVITIES
   Organization costs incurred .......         --            --          (1,000)
                                                         --------      --------
NET CASH (USED IN)
    INVESTING ACTIVITIES .............         --            --          (1,000)
                                                         --------      --------

FINANCING ACTIVITIES
  Capital contribution ...............         --           1,500
  Proceeds from issuance
  of common stock ....................         --          47,650
                                           --------      --------      --------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES .............         --          49,150
                                           --------      --------      --------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash and cash equivalents at
  beginning of period ................          114           114          --
                                           --------      --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...................     $    114      $    114      $    114
                                           ========      ========      ========


              See accompanying notes to these financial statements

                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and six month periods ended September 30, 1998 and 1997 and cumulative since inception period ended September 30, 1998. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed with the U.S. Securities and Exchange Commission.

2.  Common Stock

On March 27, 1998 the Company authorized the conversion of $20,000 in payables to a principal shareholder and an officer to common stock at $0.01 per share. Such amounts were reflected as a common stock subscription as of the Company's year end, December 31, 1997 Effective September 30, 1998, the transfer agent was directed to be issue the common stock, and accordingly, the common stock issued and outstanding increased by 2,000,000 shares.

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

                                     AURORA ACQUISITIONS, INC.


Date: January 18, 1999               /s/  David J. Gregarek
                                     -------------------------------------------
                                     David J. Gregarek, Secretary, Treasurer