Form 10KSB
period 1998-12-31
AURORA ACQUISITIONS INC
filed 1999-04-15
CIK 885544

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended: December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                         Commission file number: 0-21025


                           AURORA ACQUISITIONS, INC.
                           -------------------------
                 (Name of small business issuer in its charter)

            Colorado                                     84-1189368
            --------                                     ----------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                             1050 Seventeenth Street
                                   Suite 1700
                             Denver, Colorado 80265
                             ----------------------
                    (Address of principal executive offices)

Issuer's telephone number   (303) 292-3883

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenue for its most recent fiscal year: $-0-

The aggregate market value of the issuer's voting stock held as of December 31, 1998, by nonaffiliates of the issuer was $-0-.

As of March 31, 1999, issuer had 3,060,000 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes    No X

                                TABLE OF CONTENTS

PART I

   Item  1.  Description of Business
   Item  2.  Description of Property
   Item  3.  Legal Proceedings
   Item  4.  Submission of Matters to a Vote of Security Holders


PART II

   Item  5.  Market for Common Equity
             and Related Stockholder Matters
   Item  6.  Management's Discussion and Analysis
             or Plan of Operation
   Item  7.  Financial Statements
   Item  8.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure


PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
   Item 10.  Executive Compensation
   Item 11.  Security Ownership of Certain Beneficial Owners and Management
   Item 12.  Certain Relationships and Related Transactions
   Item 13.  Exhibits and Reports on Form 8-K

   Financial Statements

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

     The proceeds from the initial sales of shares in the Company aggregated only $18,550, substantially all of which has been expended. As of December 31, 1998, the Company's assets consisted of only cash, in the amount of $114.00. Also as of December 31, 1998, the Company had an accumulated deficit of $65,676 and a shareholders' deficit of $16,526. See the Financial Statements and the notes thereto, included herewith. The Company faces all of the risks inherent in a new business and those risks specifically inherent in the type of business in which the Company proposes to engage, namely, the investigation and acquisition of business opportunities. In addition, the Company will be limited in its efforts and ability to acquire one or more business opportunities because it has no funds. Although the Company has no plans to raise additional capital prior to the potential acquisition of a business opportunity, it is possible that management may determine that it is necessary to do so. There can be no assurance that the Company will be able to successfully raise any additional funds. The Board of Directors has complete discretion in investigating and selecting potential business opportunities of the Company. Therefore, shareholders must rely upon management of the Company to a greater extent than may be the case in other investments.

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

     No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. Except as disclosed in Item 6, "Management's Discussion and Analysis or Plan of Operation - Plan of Operation," the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

     As of the date of filing this report, all 3,060,000 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), subject to certain limitations included in said Rule. However, the holders of all of those shares have executed "lock-up" letter agreements, affirming that they will not sell those shares prior to such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation

     The  Company  intends  to seek to  acquire  assets  or  shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has recently entered into a letter of intent with a private company which provides for the merger of a wholly-owned subsidiary of the Company, which has yet to be organized, with and into the private company. The private company would be the surviving entity and, therefore, would become a wholly-owned subsidiary of the Company. The letter of intent contains several major conditions to the merger including but not limited to (i) the conversion of $1,500,000 of debt and liabilities to 200,000 shares of the Company's Common Stock plus $500,000; (ii) the conversion of $1,000,000 principal amount of Promissory Notes to stock; and (iii) completion of a one-for three reverse split of the Company's Common Stock, which requires approval of the Company's shareholders. Because of the structure of the transaction, the proposed merger would not require the approval of the Company's shareholders. Although management of the Company is diligently pursuing consummation of the merger, management cannot predict whether the conditions to the merger, some of which are beyond the control of the Company, will be met or whether the merger will be consummated. If the merger is not consummated, management intends to continue seeking an alternate business opportunity.

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

Item 7 - Financial Statements
-----------------------------

     The audited financial statements of the Company, and related notes thereto, as of December 31, 1998, and for the years ended December 31, 1997 and 1998, accompanied by the independent auditors' report, are included herewith at pages F-1 to F-12.

Item 8 - Changes in and Disagreements with Accountants on Accounting and; Financial Disclosure
--------------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Officers, Directors, Promoters and Parents

     The officers and directors of the Company are as follows:

                                                              Tenure as Officer
    Name                   Age        Position(s)                or Director
    ----                   ---        -----------                -----------

Michael J. Delaney         42         President                January 6, 1996
                                      and a Director           to Present

David J. Gregarek          44         Secretary, Treasurer     January 6, 1996
                                      and a Director           Present

Derrin R. Smith, Ph.D.     44         Director                 January 6, 1996
                                                               to Present

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

     Derrin R. Smith Ph.D. has served as a director of the Company since January 6, 1996. Dr. Smith has over 17 years of experience developing and directing strategic high technology programs and enterprises. This background includes domestic and international (Asia, South America and Middle East) activities for both government and the private sector. For the last five years, Dr. Smith has operated his own private company, DRS Sciences, Inc., which is engaged primarily in providing consulting services in the design and development of computer software, the integration of such software with the hardware platforms utilized by his clients, and investment banking services for high technology ventures. In June 1998, Dr. Smith's company entered into an agreement with CeBourn Ltd., an investment banking firm specializing in telecommunications, software and high technology, under which Dr. Smith serves as CeBourn's chief economist. Dr. Smith devotes his time substantially full time to CeBourn Ltd. under this agreement. Prior to commencing active operations of his own company, Dr. Smith was employed by M.I.T.R.E. Corporation in various capacities. Dr. Smith is currently providing consulting services to several companies. Dr. Smith will devote only such time as is necessary to the business of the Company.

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

Compliance with Section 16(a) of the Exchange Act

     Mr. David J. Gregarek, the Secretary, Treasurer and a director of the Company, and Mr. Henry F. Schlueter, the holder of more than 10% of the Company's outstanding shares of Common Stock, failed to timely file Forms 3, 4 and Forms 5, as appropriate, with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1998 to report their respective acquisitions of 1,000,000 shares of the Company's Common Stock. See Item 5, "Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

     The Company has received representations from each other person that served during fiscal 1998 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year which required the filing of a Form 5.

Item 10 - Executive Compensation
--------------------------------

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, and, except as described below under Item 12, "Certain Relationships and Related Transactions," the Company paid no cash or non-cash compensation to any officer or director during the fiscal years ended December 31, 1996, 1997 or 1998. The Company's officers and directors have agreed to act without compensation until authorized by the
Board of  Directors,  which is not  expected  to occur  until  the  Company  has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

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

Item 11. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth information as of March 31, 1999 with respect to the ownership of the Company's Common Stock by all officers and directors, individually, all officers and directors as a group and all beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the following shareholders have sole voting and investment power with respect to the shares.

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits.

    Exhibit No.                         Description
    -----------                         -----------

         2          Letter   of   Intent   to   Acquire   Cinequanon    Pictures
                    International Inc.

        27          Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K with respect to the fourth quarter of the fiscal year ended December 31, 1998.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Aurora Acquisitions, Inc.


We have audited the accompanying balance sheet of Aurora Acquisitions, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Acquisitions, Inc. (a development stage company) as of December 31, 1998 and the results of its operations, and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

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


                                           James E. Scheifley & Associates, P.C.
                                               Certified Public Accountants

Denver, Colorado
April 9, 1999

                            Aurora Acquisitions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998

                                     ASSETS
                                     ------
                                                                         1998
                                                                         ----
Current assets:
  Cash                                                                 $    114
                                                                       --------
Total current assets                                                       --

  Organization costs, net of $1,000 amortization                           --
                                                                       --------

                                                                       $    114
                                                                       ========
                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:
  Accounts payable                                                     $  3,255
  Accounts payable - related parties                                      1,536
  Accrued expenses - related party                                       11,849
                                                                       --------
                                                                         16,640

Commitments and contingencies, Note 7

Stockholders' deficit
 Preferred stock, $1.00 par value
  100,000 shares authorized                                                --

 Common stock, $.01 par value,
  10,000,000 shares authorized, 3,060,000 shares
  issued and outstanding                                                 30,600
 Additional paid-in capital                                              18,550
 (Deficit) accumulated during
  development stage                                                     (65,676)
                                                                       --------
                                                                        (16,526)
                                                                       --------
                                                                       $    114
                                                                       ========


                 See accompanying notes to financial statements.


                            Aurora Acquisitions, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                 For the Years Ended December 31, 1998 and 1997
             And for the Period From Inception (February 10, 1992)
                              to December 31, 1998

                                                                           Period From
                                                                           Inception To
                                             December 31,   December 31,   December 31,
                                                 1998           1997           1998
                                                 ----           ----           ----


Operating expenses                           $     5,465    $        17    $    26,233
Operating expenses - related party                  --           27,248         35,248
                                             -----------    -----------    -----------
  Net loss from operations                        (5,465)       (27,265)       (61,481)
Other income and (expense):
  Interest expense                                  --             --           (1,846)
  Costs of failed stock offering                    --             --          (13,139)
                                             -----------    -----------    -----------
  Net loss before income taxes                    (5,465)       (27,265)       (76,466)
Provision for income taxes                          --             --            3,670
                                             -----------    -----------    -----------
  Net loss before extraordinary item              (5,465)       (27,265)       (72,796)

Extraordinary item:
  Gain from extinguishment of debt
   net of income taxes of $3,670                    --             --            7,120
                                             -----------    -----------    -----------
Net (loss)                                   $    (5,465)   $   (27,265)   $   (65,676)
                                             ===========    ===========    ===========

Per share information:
 Basic and diluted (loss) per common share   $     (0.00)   $     (0.03)   $     (0.08)
                                             ===========    ===========    ===========

 Weighted average shares outstanding           3,748,333      1,060,000        836,667
                                             ===========    ===========    ===========





                 See accompanying notes to financial statements.

                                      F-3


                                             Aurora Acquisitions, Inc.
                                           (A Development Stage Company)
                                   Statement of Changes in Stockholders' Deficit
                                  For the Years Ended December 31, 1998 and 1997
                   And for the Period From Inception (February 10, 1992) to December 31, 1998
                      (Amounts shown for periods prior to December 31, 1994 are unaudited)


                                                                                                Deficit
                                                                      Additional   Common     Accumulated
                                                  Common Stock         Paid-in      Stock    During Develop-
              ACTIVITY                         Shares       Amount     Capital  Subscriptions  ment Stage     Total
              --------                         ------       ------     -------  -------------  ----------     -----
Shares issued to officers and directors
 for cash at inception, $.10 per share          104,064   $   1,041   $    --     $    --      $    --      $   1,041

Shares issued for cash
 February 14, 1992, $.38 per share               45,936         459      17,050                                17,509


Net (loss) for the period February 10, 1992
 to December 31, 1992                              --          --          --          --        (22,759)     (22,759)
                                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1992                      150,000       1,500      17,050        --        (22,759)      (4,209)

Net (loss) for the year                            --          --          --          --         (1,704)      (1,704)
                                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1993                      150,000       1,500      17,050        --        (24,463)      (5,913)

Net income for the year                            --          --          --          --          3,432        3,432
                                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1994                      150,000       1,500      17,050        --        (21,031)      (2,481)

Shares issued  to officer and director
 for cash December 31, 1995, $.10 per share     150,000       1,500                                             1,500

Net (loss) for the year                            --          --          --          --         (1,288)      (1,288)
                                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1995                      300,000       3,000      17,050        --        (22,319)      (2,269)

Shares issued  to officer and director
 for cash January 6, 1996, $.10 per share       760,000       7,600                                             7,600

Capital contribution, July 1, 1996                                        1,500                                 1,500

Net (loss) for the year                            --          --          --          --        (10,627)     (10,627)
                                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1996                    1,060,000      10,600      18,550        --        (32,946)      (3,796)

Debt conversion, September 30, 1997                                                  20,000                    20,000

Net (loss) for the year                            --          --          --          --        (27,265)     (27,265)
                                              ---------   ---------   ---------   ---------    ---------    ---------
 Balance, December 31, 1997                   1,060,000      10,600      18,550      20,000      (60,211)     (11,061)

Issuance of subscribed shares                 2,000,000      20,000        --       (20,000)                     --

Net (loss) for the year                            --          --          --          --         (5,465)      (5,465)
                                              ---------   ---------   ---------   ---------    ---------    ---------
 Balance, December 31, 1998                   3,060,000   $  30,600   $  18,550   $    --      $ (65,676)   $ (16,526)
                                              =========   =========   =========   =========    =========    =========



                                 See accompanying notes to financial statements.

                                                      F-4


                                     Aurora Acquisitions, Inc.
                                   (A Development Stage Company)
                                      Statement of Cash Flows
                          For the Years Ended December 31, 1998 and 1997
            And for the Period From Inception (February 10, 1992) to December 31, 1998

                                                                                           Period From
                                                                                           Inception To
                                                  December 31,         December 31,         December 31,
                                                     1998                 1997                 1998
                                                     ----                 ----                 ----
Cash flows from operating activities:
Net income (loss)                                  $ (5,465)            $(27,265)            $(38,411)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for stock subscriptions           --                 20,000               20,000
   Amortization                                        --                     17                1,000
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
   and accrued expenses                               5,465                7,248               16,640
                                                   --------             --------             --------
       Total adjustments                              5,465               27,265               37,640
  Net cash (used in)
   operating activities                                --                   --                   (771)

Cash flows from investing activities:
   Orginization costs incurred                         --                   --                 (1,000)
                                                   --------             --------             --------
Net cash (used in) investing activities                --                   --                 (1,000)

Cash flows from financing activities:
   Proceeds from sale of common stock                  --                   --                 27,650
   Capital contribution                                --                   --                  1,500
                                                   --------             --------             --------
Net cash (used in) investing activities                --                   --                 29,150

Increase (decrease) in cash                            --                   --                 27,379
Cash and cash equivalents,
 beginning of period                                    114                  114                 --
                                                   --------             --------             --------

Cash and cash equivalents,
 end of period                                     $    114             $    114             $ 27,379
                                                   ========             ========             ========



                          See accompanying notes to financial statements.


                                               F-5

                            AURORA ACQUISITIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


Note 1. Organization and Summary of Significant Accounting Policies

Aurora Acquisitions, Inc.(the Company) was incorporated in Colorado on February 10, 1992, for the purposes of obtaining capital to take advantage of business opportunities which have potential for profit. The Company is currently a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Since inception, the Company has been engaged primarily in organizational and fund raising activities.


Summary of Significant Accounting Policies

Cash Equivalents

For financial accounting purposes and the statement of cash flows, equivalents include all highly liquid debt instruments with original maturities of three months or less.

Organization Costs

Organization costs have been capitalized and are being amortized over five years using the straight-line method beginning in February 1992.

Estimates:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates


Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Net Income (loss) Per Share

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an assets or liability and its reported amount on the financial statements.

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

Stock-based Compensation

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1998 and 1997, respectively.

Recent Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes.

To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in its one planned business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


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

During the year ended December 31, 1996, a principal shareholder paid an expense for the Company totaling $1,500. The $1,500 capital contribution is reflected in the accompanying financial statements as additional paid-in capital.

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

During 1997, the Company incurred an aggregate of $17,246 for legal services provided by a principal shareholder and $10,000 for consulting services provided by its secretary/treasurer. The balances due these individuals at December 31, 1997 amounted to $17,246 and $10,000, respectively. Subsequent to December 31, 1997, these individuals agreed to convert $10,000 each of their debt due from the Company to common stock at $.01 per share. The Company has reclassified the indebtedness converted as subscriptions to common stock at December 31, 1997. During 1998, the Company issued an aggregate of 2,000,000 shares of its common stock to the officers in connection with the stock subscriptions.

During 1998, a principal shareholder of the Company paid for certain general and administrative expenses of the Company amounting to $3,929. The total amount due this shareholder as of December 31, 1998 amounted to $11,849. Additionally, certain shareholders of the Company incurred business travel costs aggregating $1,536 during 1988.


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

The Company currently has a net operating loss carryforward aggregating approximately $65,000 which will expire in years through 2013. The tax benefit of the loss, estimated to be approximately $22,000, has been fully reserved as its realization in future periods is not assured.


Note 4: Shareholders' Deficit

Preferred Stock

The Company is authorized to issue 100,00 shares of $1.00 par value preferred stock. Preferred stock shareholders receive no cumulative voting or preemptive rights. No preferred stock had been issued at December 31, 1998.

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

Note 7:  Basis of Presentation

As of December 31, 1998, the Company had continuing losses from operations and a deficit in working capital. Management is evaluating a plan to raise working capital and search for and consummate a merger with or acquisition of, a private company. There is no assurance that a suitable candidate will be found.

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


                                             AURORA ACQUISITIONS, INC.



Date: April 14, 1999                         By: /s/ Michael J. Delaney
--------------------                            --------------------------------
                                                Michael J. Delaney, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 1999                         By: /s/ Michael J. Delaney
--------------------                         --------------------------
                                                Michael J. Delaney, President


Date: April 14, 1999                         By: /s/ David J. Gregarek
--------------------                         -------------------------
                                                David J. Gregarek, Secretary,
                                                Treasurer, and a Director


Date: April 14, 1999                         By: /s/ Derrin R. Smith
--------------------                         -----------------------
                                                Director