Form 10QSB
period 1999-03-31
AURORA ACQUISITIONS INC
filed 1999-05-05
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended:  March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ______________

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC.
                            -------------------------
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

As of March 31, 1999, 3,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No X

PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998, included in the Company's Form 10-KSB.

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

     (b) Liquidity and Capital Resources. At March 31, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.

                              Financial Statements
                              --------------------

                            AURORA ACQUISITIONS, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (Unaudited)

                                     Assets
Current assets:

  Cash                                                                 $    114
                                                                       --------
    Total current assets                                                    114
                                                                       --------

                                                                       $    114
                                                                       ========

                      Liabilities and Shareholders' Deficit
Current liabilities:

  Accounts payable, trade                                              $  3,255
  Accrued expenses                                                       12,488
  Due to shareholders                                                     1,536
                                                                       --------
    Total current liabilities                                            17,279
                                                                       --------

Stockholder's equity:

  Preferred stock; 100,000 shares authorized; $1.00 par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, $0.01
    Par value; 3,060,000 shares issued and outstanding                   30,600

  Additional paid-in capital                                             18,550

  Deficit accumulated during development stage                          (66,315)
                                                                       --------
    Total shareholders' deficit                                         (17,165)
                                                                       --------
                                                                       $    114
                                                                       ========



              See accompanying notes to these financial statements


                               AURORA ACQUISITIONS, INC.
                               -------------------------
                             (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                                           February 10,
                                                  Three Months Ended           1992
                                                       March 31,             Through
                                                  1999          1998      March 31, 1999
                                                  ----          ----      --------------
Costs and expenses:
  General and administrative                  $       639    $        40    $    26,872
  General and administrative, related party          --             --           35,248
                                              -----------    -----------    -----------
                                                     (639)           (40)       (62,120)
Other income and (expense)
  Interest expense                                                               (1,846)
  Failed stock offering costs                        --             --          (13,139)
                                              -----------    -----------    -----------
                                                     (639)           (40)       (77,105)
Provision for income taxes                           --             --            3,670
                                              -----------    -----------    -----------
   Net loss before extraordinary item                (639)           (40)       (73,435)

Extraordinary item
  Gain from extinguishment of debt net of
  Income taxes of $3,670                             --             --            7,120
                                              -----------    -----------    -----------
Net income (loss)                             ($      639)   ($       40)   ($   66,315)
                                              ===========    ===========    ===========

Net (Loss) per share                          $      0.00    $      0.00    ($     0.08)
                                              ===========    ===========    ===========

Weighted average shares outstanding             3,060,000      1,060,000        859,327
                                              ===========    ===========    ===========




              See accompanying notes to these financial statements





                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended        1992
                                                        March 31,          Through
                                                    1999        1998    March 31, 1999
                                                    ----        ----    --------------

Cash flows from operating activities:
  Net income (loss)                               ($   639)   ($    40)   ($66,315)
    Adjustments to reconcile net income to
      net cash provided by operating activities

    Services provided for stock subscriptions                               20,000
    Amortization                                                             1,000
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable
      and accrued expenses                             639          40      17,279
                                                  --------    --------    --------
        Total adjustments                              639          40      38,279
                                                  --------    --------    --------
  Net cash (used in) operating activities                0           0     (28,036)


  Cash flows from investing activities:

    Organization costs incurred                                             (1,000)

  Net cash (used in) investing activities                0           0      (1,000)
                                                  --------    --------    --------

  Cash flows from financing activities:

    Proceeds from sale of common stock                                      27,650
    Capital contributions                                                    1,500
  Net cash (used in) investing activities                0           0      29,150
                                                  --------    --------    --------

  Increase (decrease in cash)                            0           0         114

  Cash and cash equivalents, beginning of
    the period                                         114         114           0
                                                  --------    --------    --------

  Cash and cash equivalents, end of  period       $    114    $    114    $    114
                                                  ========    ========    ========



              See accompanying notes to these financial statements

                                       6

                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three month period ended March 31, 1999 and 1998 and cumulative since inception period ended March 31, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

                                                AURORA ACQUISITIONS, INC.


                                                /s/ David J. Gregarek
Date: May 8, 1999                               --------------------------------
                                                David J. Gregarek, Secretary,
                                                Treasurer