Form 10QSB
period 1999-06-30
AURORA ACQUISITIONS INC
filed 1999-08-11
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended:  June 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------------

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

As of June 30, 1999, 3,060,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No    X

                         PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Aurora Acquisitions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998, included in the Company's Form 10-SB.

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

     (b) Liquidity and Capital Resources. At June 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                            AURORA ACQUISITIONS, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                  June 30, 1999
                                  BALANCE SHEET
                                   (Unaudited)

                                   Assets
Current assets:
  Cash                                                       $114
                                                             ----
    Total current assets                                                  $114

                                                                          $114
                                                                          ====

             Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable, trade                                   $4,905
  Accrued expenses                                          21,874
  Due to shareholders                                        1,536
                                                            ------
    Total current liabilities                                          $28,315

Stockholder's equity:
  Preferred stock; 100,000 shares authorized; $1.00 par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, $0.01 par
  value; 3,060,000 shares issued and outstanding            30,600

  Additional paid-in capital                                18,550

  Deficit accumulated during development stage            (77,351)
                                                          -------
    Total shareholders' deficit                                       (28,201)
                                                                      -------
                                                                         $114
                                                                         ====



              See accompanying notes to these financial statements

                                               AURORA ACQUISITIONS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                               STATEMENTS OF OPERATIONS
                                                        (UNAUDITED
                                                                                                                 Inception
                                                                                                               (February 10,
                                                       Three Months  Ended            Six Months Ended             1992)
                                                            June 30                        June 30                 Through
                                                      1999           1998            1999            1998       June 30, 1999
                                                      ----           ----            ----            ----       -------------
Costs and expenses:
  General and administrative                     $    11,036     $     2,877     $    11,675      $    3,413     $    37,908
  General and administrative, related party                                                                           35,248
                                                                                                                 -----------
                                                     (11,036)         (2,877)        (11,675)         (3,413)        (73,156)
Other income and (expense)
Interest expense                                                                                                      (1,846)
Failed stock offering costs                                                                                          (13,139)
                                                                                                                 -----------
                                                     (11,036)         (2,877)        (11,675)         (3,413)        (88,141)
Provision for income taxes                                                                                             3,670
                                                                                                                 -----------
Net loss before extraordinary item                   (11,036)         (2,877)        (11,675)         (3,413)        (84,471)

Extraordinary item
  Gain from extinguishment of debt net of
  income taxes of $ 3,670                                                                                              7,120
Net income (loss)                                ($   11,036)    ($    2,877)    ($   11,675)    ($    3,413)    ($   77,351)
                                                 ===========     ===========     ===========     ===========     ===========

Net (Loss) per share                             ($     0.01)    ($     0.00)    ($     0.01)    ($     0.00)    ($     0.07)

Weighted average shares outstanding                3,060,000       3,060,000       3,060,000       3,060,000       1,196,364






                                   See accompanying notes to these financial statements





                                                  AURORA ACQUISITIONS INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                                Inception
                                                                                              (February 10,
                                                              Six Months Ending                  1992)
                                                                  June 30                       Through
                                                         1999                 1998            June 30, 1999
                                                         ----                 ----            -------------

Cash flows from operating activities:
  Net income (loss)                                    ($11,675)            ($ 3,413)            ($77,351)
    Adjustments to reconcile net income to
    net cash provided by operating activities

  Services provided for stock subscriptions                                                        20,000
  Amortization                                                                                      1,000
Changes in assets and liabilites:
  Increase (decrease) in accounts payable
  and accrued expenses                                   11,675                3,413               28,315
                                                       --------             --------             --------
       Total adjustments                                 11,675                3,413               49,315
Net cash (used in) operating activities                       0                    0              (28,036)
                                                       --------             --------             --------

Cash flows from investing activities:
  Organization costs incurred                                                                      (1,000)
                                                                                                 --------
Net cash (used in) investing activities                       0                    0               (1,000)
                                                       --------             --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                               27,650
  Capital contributions                                                                             1,500
                                                                                                 --------
Net cash (used in) investing activities                       0                    0               29,150
                                                       --------             --------             --------

Increase (decrease) in cash                                   0                    0                  114
                                                       --------             --------             --------

Cash and cash equivalents, beginning of
the period                                                  114                  114                    0
                                                                                                 --------

Cash and cash equivalents, end of the period           $    114             $    114             $    114
                                                       ========             ========             ========



                                   See accompanying notes to these financial statements




                            AURORA ACQUISITIONS INC.
                            ------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations for the three month period and six month periods ended June 30, 1999 and 1998 and the statement of cash flows for the six months ended June 30, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to June 30, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

                                         AURORA ACQUISITIONS, INC.


Date: August 10, 1999                   /s/  David J. Gregarek
                                        ----------------------------------------
                                        David J. Gregarek, Secretary, Treasurer