Form 10QSB
period 1999-09-30
AURORA ACQUISITIONS INC
filed 1999-11-15
CIK 885544

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the Quarterly Period ended: September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from                       to
                                      ----------------------   -----------------

                         Commission file number 0-21025

                            AURORA ACQUISITIONS, INC
                            ------------------------
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_

As of September 30, 1999, 3,060,000 shares of common stock were outstanding.

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

     During the period of this report, the Company engaged in only minimal efforts to identify any possible acquisitions and has not entered into a letter of intent concerning any business opportunity.

     (b) Liquidity and Capital Resources. At September 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company has only minimal activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.




                                   Financial Statements
                                   --------------------

                                  AURORA ACQUISITIONS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                     September 30, 1999
                                        BALANCE SHEET
                                         (Unaudited)

                                           Assets
Current assets:
  Cash                                                                 $     114
                                                                       ---------
    Total current assets                                                              $   114

                                                                                      $   114
                                                                                      =======

                              Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable, trade                                              $   4,905
  Accrued expenses                                                        22,970
  Due to shareholders                                                      1,536
                                                                       ---------
    Total current liabilities                                                         $29,411

Stockholder's equity:
  Preferred stock; 100,000 shares authorized; $1.00 par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, $0.01 par
  value; 3,060,000 shares issued and outstanding                          30,600

  Additional paid-in capital                                              18,550

  Deficit accumulated during development stage                           (78,447)
                                                                        --------
    Total shareholders' deficit                                                       (29,297)
                                                                                     --------
                                                                                     $    114
                                                                                     ========



                      See accompanying notes to these financial statements




                                         AURORA ACQUISITIONS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF OPERATIONS
                                                 (UNAUDITED

                                                                                                                   Inception
                                                      Three Months Ended           Nine Months Ended           (February 10, 1992)
                                                        September  30,               September  30,                 Through
                                                       1999         1998           1999          1998           September 30, 1999
                                                       ----         ----           ----          ----          ------------------
Costs and expenses:
  General and administrative                           $1,096       $1,950         $12,771        5,363              $39,004
  General and administrative, related party                                                                           35,248
                                                                                                                      ------
                                                       (1,096)      (1,950)        (12,771)      (5,363)             (74,252)
Other income and (expense)
Interest expense                                                                                                      (1,846)
Failed stock offering costs                                                                                          (13,139)
                                                       (1,096)      (1,950)        (12,771)      (5,363)             (89,237)
Provision for income taxes                                                                                             3,670
                                                                                                                       -----
Net loss before extraordinary item                     (1,096)      (1,950)        (12,771)      (5,363)             (85,567)

Extraordinary item
  Gain from extinguishing  debt net of
  income taxes of $ 3,670                                                                                              7,120
                                                                                                                       -----
Net income (loss)                                     ($1,096)     ($1,950)       ($12,771)     ($5,363)            ($78,447)
                                                      ========     ========       =========     ========            =========

Net (Loss) per share                                   ($0.00)      ($0.00)         ($0.00)      ($0.00)              ($0.06)
                                                       =======      =======         =======      =======              =======

Weighted average shares outstanding                 3,060,000    3,060,000       3,060,000    3,060,000            1,257,802
                                                    ==========   ==========      ==========   ==========           =========





                                       See accompanying notes to these financial statements




                                       AURORA ACQUISITIONS INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                                                    Inception
                                                                 Six Months Ending              (February  10, 1992)
                                                                    September  30,                     Through
                                                               1999                1998           September 30, 1999
                                                               ----                ----           ------------------

Cash flows from operating activities:
  Net income (loss)                                          ($12,771)            ($ 5,363)            ($78,447)
    Adjustments to reconcile net income to
    net cash provided by operating activities

  Services provided for stock subscriptions                                                              20,000
  Amortization                                                                                            1,000
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                                         12,771                5,363               29,411
                                                             --------             --------             --------
       Total adjustments                                       12,771                5,363               50,411
Net cash (used in) operating activities                             0                    0              (28,036)

Cash flows from investing activities:
  Organization costs incurred                                                                            (1,000)
                                                                                                       --------
Net cash (used in) investing activities                             0                    0               (1,000)

Cash flows from financing activities:
  Proceeds from sale of common stock                                                                     27,650
  Capital contributions                                                                                   1,500
                                                                                                       --------
Net cash (used in) investing activities                             0                    0               29,150

Increase (decrease) in cash                                         0                    0                  114

Cash and cash equivalents, beginning of
the period                                                        114                  114                    0
                                                                                                       --------

Cash and cash equivalents, end of the period                 $    114             $    114             $    114
                                                             ========             ========             ========





                                 See accompanying notes to these financial statements

                                                       -6-

                            AURORA ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of operations for the three month period and six month periods ended September 30, 1999 and 1998 and the statement of cash flows for the six months ended September 30, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to September 30, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

                                         AURORA ACQUISITIONS, INC.


Date: November 10, 1999

                                         /s/  David J. Gregarek
                                         ---------------------------------------
                                         David J. Gregarek, Secretary, Treasurer